Form 10-K
period 1996-03-31
WIDECOM GROUP INC
filed 1996-07-16
CIK 922023

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996


                         COMMISSION FILE NUMBER 1-13589

                             THE WIDECOM GROUP INC.
             (Exact Name of Registrant as specified in its Charter)

            ONTARIO, CANADA                          98-0139939
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

55 CITY CENTRE DRIVE, SUITE 500, MISSISSAUGA, ONTARIO, CANADA       L5B 1M3
       (Address of principal executive offices)                    (Zip Code)

                                 (905) 566-0180
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each Exchange on
   Title of each class                                  which Registered
   -------------------                              ------------------------

   COMMON STOCK, PAR VALUE $.01 PER SHARE           BOSTON STOCK EXCHANGE
   WARRANTS TO PURCHASE COMMON STOCK                BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each Exchange on
   Title of each class                                  which Registered
   -------------------                              ------------------------

   COMMON STOCK, PAR VALUE $.01 PER SHARE           NASDAQ SMALLCAP MARKET
   WARRANTS TO PURCHASE COMMON STOCK                NASDAQ SMALLCAP MARKET

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]       No     [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the registrants' common stock on the Nasdaq SmallCap Market as of July 10, 1996 was approximately $21,779,420.

      The number of shares outstanding of registrant's common stock as of June 30, 1996 was 4,434,073 shares.


================================================================================



      All references to "dollar" or "$" in this Annual Report are to United States dollars.


                                     PART I

BUSINESS

                  The Company was incorporated in Ontario, Canada in June 1990. The Company designs, assembles and recently commenced limited marketing of high-speed, high-performance document systems which transmit, receive, print, copy and/or archive wide format documents, such as blueprints, schematics, newspaper layouts and other mechanical and engineering drawings. The Company's products include WIDEfax Scan, a 36" wide format scanner, and WIDEfax Plotter, a 36" wide format plotter (printer). The Company also markets WIDEfax Modular Unit which incorporates a WIDEfax Scan module, a WIDEfax Plotter module, optional internal modems and software to permit the unit to interface with a personal computer and combine scanning, printing, facsimile and copying functions in one unit. The Company has only recently commenced limited commercialization activities which, to date, have resulted in only limited product sales.

                  The Company was engaged in research and development activities relating to the development of its products until the introduction of its first product, a 24" wide format facsimile machine, in 1991. The Company commenced marketing its first 36" wide format facsimile machine on a limited basis, primarily for demonstration purposes, in 1992. Upon the introduction of the WIDEfax Modular Unit in 1994, the Company discontinued the manufacture and marketing of the 24" and 36" wide format facsimile machines.

                  The Company designed its WIDEfax document systems in response to perceived market demand for systems which facilitate the efficient management and transmission of wide format documents, particularly for architectural, engineering and construction applications. The Company also markets its products for use by manufacturers in the garment and graphic arts industries, utilities and government agencies and for applications in newspaper and advertising industries. Although the markets for the Company's products are highly specialized and the Company has not conducted any formal market studies as to the potential demand for wide format document systems, the Company believes that the markets for wide format document systems are emerging as a result of the increasing demand for systems which can more efficiently scan, copy, print, transmit, receive and archive wide format documents. The Company believes that its products provide attractive alternatives to traditional methods employed to permit multiple users to view wide format documents, such as the use of an overnight courier to deliver copies of a document or microfiche reproduction.


PRODUCTS

         WIDEfax Scan

                  WIDEfax Scan is a wide format scanner capable of scanning a document up to 36" wide. WIDEfax Scan interfaces with a personal computer to enable the user to scan images into the personal computer for display, editing and archiving. WIDEfax Scan is sold with an optional internal modem which enables WIDEfax Scan to "fax" a scanned image. The facsimile transmission can be received by a WIDEfax Plotter or other wide format or standard format facsimile machines. If a transmission is sent to a standard format facsimile machine, the sender has the option of reducing the image or transmitting the image in multiple 8" wide parts. WIDEfax Scan scans the image of a standard size wide format document (36" x 48") in approximately 30 seconds.

                  The Company's WIDEfax Scan incorporates the Company's single line contact scanner technology to capture the image of a wide format document. The contact scanner consists of a 36" fiber optic array, 8mm "image sensor chips" aligned to create a 36" length light sensor, a 36" fluorescent lamp and software designed to enhance the scanned image by removing deteriorations from the document being reproduced and interface WIDEfax Scan with a personal computer. The fiber optic array acts as a lens and focuses the image on the image sensor chips which read the image. Because the Company's image sensor chips contain pixels larger than those of chips used in other scanners, the Company's contact scanners require less light exposure and, therefore, operate faster than other scanners. WIDEfax Scan reads an image in increments of 400 dots per inch ("dpi"), whereas standard format facsimile machines read images in increments of 200 dpi and other wide format scanners read images in increments ranging from 138 dpi to 417 dpi. Higher dpi improves the reliability of the scanned image because the scanner recognizes greater image detail.

                  The software incorporated in WIDEfax Scan improves scanned images by removing background discoloration and enhancing faded images. This capability improves the image quality of documents which are stained or which have faded over time. The Company's enabling software permits WIDEfax Scan to interface with a personal computer, as well as permit the user to perform a variety of scanning, editing, viewing and transmission functions.

                  Traditional document scanners employ camera based lenses capable of scanning up to a 12" width document. Traditional wide format scanners employ multiple camera lenses to capture portions of a document's image and integrate the images to reproduce a wide format document. The reproduced document can be distorted by camera based scanners, particularly at the edges, and misaligned as a result of the use of multiple lenses, thereby limiting the reliability and usefulness of the reproduced document. The Company believes that its single line contact scanner technology and software enable its products to scan and reproduce such documents with improved clarity and accuracy.

                  WIDEfax Scans purchased without an internal modem can be upgraded to perform facsimile transmission functions. The Company also sells its single line contact scanner as a separate component to other manufacturers for incorporation into their products.

         WIDEfax Plotter

                  WIDEfax Plotter is a wide format plotter capable of printing a document up to 36" wide x 200' in length. WIDEfax Plotter interfaces with a personal computer to enable the user to print images directly from the personal computer. WIDEfax Plotter is sold with an optional internal modem which enables WIDEfax Plotter to receive facsimile transmissions of wide format documents. WIDEfax Plotter prints wide format documents on thermal paper or other thermal medium, such as mylar and matte film paper.

                  WIDEfax Plotter incorporates thermal print heads which consist of an array of pixels. When energy passes through a pixel, the pixel heats up and changes the color of the thermal paper in contact with that pixel to reproduce a document's image. WIDEfax Plotter reproduces the image of a standard size wide format document in approximately 30 seconds, in increments of 200 dpi.

         WIDEfax Modular Unit

                  WIDEfax Modular Unit consists of a WIDEfax Scan module and WIDEfax Plotter module which are integrated into one unit. Together, these modules perform scanning, printing and copying functions. When these modules are combined with optional internal modems and enabling software to interface with a personal computer, WIDEfax Modular Unit performs the functions of each module, as well as those of a wide format copier and facsimile machine. The user of a WIDEfax Scan or a WIDEfax Plotter can upgrade either machine to a WIDEfax Modular Unit by purchasing and connecting the other module. Upon introducing WIDEfax Modular Unit in May 1994, the Company discontinued marketing of its 36" WIDEfax facsimile machine, which accounted for approximately 89.1% of the Company's product sales for the year ended March 31, 1994. For the years ended March 31, 1995 and 1996, sales of the WIDEfax Modular Unit accounted for approximately 67.0% and 35.2%, respectively, of the Company's product sales.

         Software

                  The Company has developed and markets two applications software packages, WIDEView, designed to enhance the user's document imaging capabilities, and SLC-OVLY, which enables the Company's WIDEfax products to interface with personal computers operating certain CAD software. WIDEView is generally sold together with WIDEfax Scan and WIDEfax Modular Unit. WIDEView permits the user to perform a variety of viewing, scanning, printing and facsimile functions, including "deskewing," realigning a misaligned document, and "despeckling," removing errant marks from a scanned image. WIDEView also permits the user to edit scanned documents on a personal computer; transmit and print documents on computer disks to a WIDEfax Plotter module or other facsimile machine; scan, receive and archive documents from a WIDEfax Scan module to a computer disk; produce multiple copies of a document unattended; scan and transmit documents to multiple locations unattended; create notations for a document for archiving and filing purposes; and enlarge a segment of an image for viewing.

                  SLC-OVLY software, developed as a joint venture with Nexsys Consulting Inc., enables the Company's WIDEfax products to operate AutoCAD(TM) software, CAD software manufactured and sold by Autodesk, Inc. SLC-OVLY enables users to scan documents into AutoCAD software and edit the documents by converting the scanned image from raster format (an image defined by a collection of dots that is not subject to manipulation by computer) to vector format (an image defined by a series of formulas which can be manipulated by computer). Because SLC-OVLY operates in conjunction with AutoCAD software, it provides enhanced editing capabilities. Wide format documents have been traditionally archived on rolled paper or microfiche, which tend to deteriorate over time. The Company believes that WIDEfax Scan's ability to permit such documents to be archived onto computer disk provides a significant improvement for archiving wide format documents in digital form.

         Accessories

                  The Company sells several accessories for use in connection with its WIDEfax products, including various types of paper and film. Sales of accessories have not been material to date and are not expected to be material in the future.

         New and Proposed Products

                  In May 1996 the Company introduced its Image Database File Management System ("IDF/MS"), a software package designed to provide for wide format document distribution across the internet. The IDF/MS provides architects, engineers and other users remote access to image databases containing wide format images which previously could not be readily distributed on the internet. The Company believes that IDF/MS will be particularly useful to architects, engineers, and real estate developers in connection with the bidding on proposed projects by allowing immediate access to engineering documents and plans without the cost and delay associated with the copying, packaging and delivery of such documents and plans.

                  The Company also introduced in May 1996 a low-cost wide format color scanner (the "SLC436-C") capable of scanning 36" by 48" documents at a resolution of 400 dpi in under thirty seconds for monochrome images, and under eight minutes for full color images.
Delivery of the SLC436-C is anticipated to commence during the third quarter of 1996.

                  The Company is currently developing a thermal transfer plain paper plotter which is designed to print an image in increments of 400 dpi. The Company has developed print heads which will enable the proposed plotter to print in increments of 400 dpi. This plotter is being designed to incorporate a thermal transfer ribbon coated with a wax-like printing substance which, when heated by energy passing through the pixels on the print head, melts onto the paper to reproduce the document's image. The plotter, without the thermal transfer ribbon, would function as a thermal plotter. The Company has developed a prototype of the thermal transfer plain paper plotter and expects to introduce a pre-production model during the third quarter of 1996. The Company plans to incorporate the thermal transfer plain paper plotter, if successfully introduced, into its WIDEfax Modular Unit, as well as market the plotter as a separate product. The Company believes that incorporating the thermal transfer plain paper plotter into WIDEfax Modular Unit will facilitate the positioning of this product as an attractive entry in the wide format copier market. The Company also plans to sell the 400 dpi print heads as a separate component to other manufacturers upon introduction of this plotter. There can be no assurance that the thermal transfer plain paper plotter will be developed.


MARKETING AND SALES

                  The Company's primary marketing strategy is to sell its products in targeted commercial markets in which wide format document systems are believed to have potential for significant applications, principally architectural, engineering and construction firms, for which reproduction, archiving and transmission of wide format documents are essential. The Company also markets its products for use by manufacturers in the garment, and other industries, utilities and government agencies and applications in newspapers and advertising industries. The Company believes that its products are used by consumers in these markets for a variety of applications, including the transmission of construction plans, architectural drawings, newspaper and advertising layouts and clothing patterns.

                  The Company has established strategic marketing relationships by engaging independent distributors and dealers to market its products in various regions throughout the United States and in foreign markets. As of March 31, 1996, the Company had arrangements with approximately 42 distributors, dealers and sales agents (collectively, "distributors"), of which 19 arrangements are pursuant to written agreements. The Company's agreements with its distributors typically are for a term of two to three years and grant the distributor the right to market the Company's products within a specified territory during the term of the Agreement, provided that the distributor satisfies minimum purchase requirements. The Company's agreements with its distributors prohibit the distributors from representing and selling products that are competitive with the Company's products. Distributors are not, however, prohibited from representing and selling non-competitive product lines. Most of the Company's distributors have not satisfied the applicable minimum purchase requirements, in many cases because the Company has been unable to fulfill all purchase orders from the distributors. The Company sells products to distributors at discounts ranging from 25% to 45% of the retail price of the products. For the years ended March 31, 1994, 1995 and 1996, the Company's five largest distributors accounted for approximately 44.8%, 41.8% and 32.8%, respectively, of the Company's product sales. During the years ended March 31, 1994, 1995, and 1996, sales by distributors accounted for approximately 78.2%, 82.3% and 83.1% of the Company's product sales.

                  The Company also markets its products in the United States and Canada through its in-house marketing staff of five persons. The Company has one sales person at each of its sales offices in Atlanta, Georgia and Chicago, Illinois; in addition to its main sales office in Mississauga, Ontario. Each of these sales persons is responsible for marketing and servicing the Company's products in its respective region. During the years ended March 31, 1994, 1995 and 1996, sales by the Company's in-house marketing staff accounted for 21.8%, 17.7% and 16.9% of the Company's product sales. The Company plans to establish four additional sales offices during the third quarter of 1996, of which three are currently planned to be located in the United States and one is currently planned to be located in Europe.

                  A substantial portion of the Company's sales have been made to foreign markets, primarily the Middle East and Asia. The following table sets forth, for the periods indicated, the amount of the Company's sales by geographic region, expressed as a dollar amount and as a percentage of product sales for such periods:

                         Year Ended March 31,
                         -----------------------------------------------------------------
                         1994                   1995                   1996
                         -------------------    -------------------    -------------------
Region                   Amount        %        Amount        %        Amount        %
- ------                   ----------    -----    ----------    -----    ----------    -----

United States..........  $  567,720     42.9    $  723,084     44.5    $  730,055     43.8
Middle East............     288,040     23.5       394,399     24.3       335,682     20.1
Asia...................     207,894     16.9       312,233     19.2        80,576      4.8
Europe.................      48,640      4.0        78,879      4.8       464,000     27.9
Canada.................     116,000      9.4       116,666      7.2        56,032      3.4
                         -----------------------------------------------------------------
      Total............  $1,228,294    100.0    $1,625,241    100.0    $1,666,345    100.0
                         =================================================================

                  To date, the Company has engaged in only limited marketing and advertising activities. Such activities have included participation in trade shows and, to a lesser extent, print advertisements and direct mailings to prospective customers.


WARRANTY, SERVICE AND MAINTENANCE

                  The Company offers a 90-day limited warranty, which can be extended for a term of up to one-year, covering the workmanship and parts of its products. During the term of the warranty of products sold by the Company, the Company will make repairs and replace parts which become defective due to normal use. During the term of the warranty of products sold by distributors, the Company will replace parts which become defective due to normal use and the distributor is responsible for the labor component of servicing the product. The Company provides a warranty to distributors for a period expiring on the earlier of twelve months following the distributor's purchase of the product and three months following the distributor's sale of the product. The Company trains its in-house sales personnel and certain distributors to enable them to service and maintain the Company's products.

                  The Company operates an 800 number telephone line during normal business hours to respond to distributors and user inquiries about the operation, service and maintenance of the Company's products. The Company also has an "E-mail box" which distributors and users can access to receive such assistance from the Company.


MANUFACTURING

                  The Company subcontracts certain manufacturing operations, such as the production of Company designed printed circuit boards or machine enclosures, to outside suppliers. Off-the-shelf items, such as integrated circuits, modems, rollers, gears and LCD displays, are acquired directly from vendors. The Company believes that alternative sources of supply for all of its components and custom parts are readily available on commercially reasonable terms. The Company does not maintain supply agreements with any of its suppliers or subcontractors and purchases components and custom parts pursuant to purchase orders in the ordinary course of business. Most of such components are acquired in the United States and shipped to the Company's manufacturing facility in a free trade zone in India where the Company's assembly operations are conducted. Quality control and adjustments are also conducted at the Company's facility in India.

                  While the Company conducts its product assembly in-house, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products. There can be no assurance that the Company will be able to acquire or lease additional facilities or engage qualified personnel to increase its manufacturing capabilities on commercially reasonable terms in a timely manner or at all.

                  The Company has entered into an agreement with WideCom R&D, a Company wholly owned by Lakhbir S. Tuli, a principal stockholder of the Company. Under this agreement, WideCom R&D will seek to identify and recruit licensees that would import components purchased from the Company and manufacture the Company's products in India. The agreement contemplates that the Company will sell component parts to such licensees and receive a royalty payment of 5% on the licensee's sales of finished products. The Company intends to monitor the quality of products initially by supervising and training the licensee in the manufacturing process. To date, no agreements have been entered into with such licensees.


COMPETITION

                  The markets for document systems are characterized by intense competition. Although the Company is not aware of any other manufacturer of 36" facsimile machines, the Company is aware of one manufacturer of 24' facsimile machines and various manufacturers of wide format copiers, scanners and plotters. The Company believes it products compete on the basis of resolution, quality, speed, price and distribution channels. The Company competes with numerous well-established foreign and domestic companies that market or are developing wide format document systems. Competitors include Contex Corporation, Vidar Systems, Inc., and Anatech Corporation in the market for wide format scanners; Calcomp Corporation, Hewlett Packard Company and Mutoh Corporation in the market for wide format plotters; Silver Reed Corporation in the market for wide format facsimile machines, as well as wide format copiers. In addition, the Company also expects that companies that manufacture and sell standard facsimile machines, copiers, scanners and plotters could develop, without substantial delay, wide format document systems directly competitive with the Company's products. Many of these companies possess substantially greater financial, technical, marketing, personnel and other resources than the Company and have established reputations for success in the development and marketing of facsimile machines, plotters, scanners and copiers and have sufficient budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors and to enter new markets.

                  In addition, the markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or shortened product lifecycles. As a result, the Company's ability to compete may be dependent upon its ability to continually enhance and improve its products, to complete development of and introduce into the marketplace in a timely manner its proposed products and to successfully develop and market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to enhance successfully its existing products or develop new products.


RESEARCH AND DEVELOPMENT

                  As of March 31, 1996, the Company employed 18 full-time research and development design engineers. The Company incurred costs for research and development of $612,714, $656,876 and $732,457 during the years ended March 31, 1994, 1995 and 1996, respectively.

                  The  Company's   research  and   development   activities  are
primarily focused on plotter, scanner and facsimile technologies.

                  The Company's plotter research is concentrated on improving printer resolution and developing thermal transfer mechanisms for incorporation into the plain paper plotter, including color printing capabilities. Scanner research is focused on the development of color scanning capabilities and the enhancement of scanner image. Facsimile research is focused on the development of a standard wide format facsimile communication protocol.

                  The Company anticipates that upon introduction of the proposed thermal transfer plain paper plotter, the Company will commence activities relating to the development of a color plotter which uses colored thermal transfer ribbons containing a wax-like printing substance.

                  The Company has designed a color-scan chip intended to be incorporated into a 36" contact scanner to provide color scanning capabilities. This chip is being designed to combine four image sensor chips to read the primary colors (magenta, cyan and yellow) and black. As a result, such a scanner is expected to be able to function both as a color scanner and as a monochrome scanner. The Company expects that a prototype of a color scanner will be introduced by the third quarter of 1996.

                  The Company is also developing a wide format document "fax-on-demand" system. The Company anticipates that this system would be used for the distribution of engineering and construction plans by bid depositories and tendering document distribution services. The Company anticipates that such services will create a database of documents, such as construction plans, and make such documents available to its subscribers, generally contractors. The system is being designed to enable a subscriber to access a document in the service's database via the subscriber's personal computer and printing the selected document to a WIDEfax Plotter at the subscriber's location.


INTELLECTUAL PROPERTY

                  The Company relies upon proprietary know-how and employs various methods to protect the ideas, concepts and documentation of its proprietary technology, which methods include nondisclosure agreements with its employees and distributors. However, such methods may not afford complete protection and there can be no assurance that competitors or customers will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts and documentation. The Company does not hold any patents, although it has filed patent applications relating to certain aspects of its technology. There can be no assurance, however, that any patents will be issued to the Company or, if issued, that such patents would afford the Company a competitive advantage. In any event, there can be no assurance that future patents, if any, would not be circumvented or invalidated.

                  In addition, certain aspects of the technologies embodied in the Company's products are generally available to other manufacturers. The Company is not aware of any infringement on the proprietary rights of others and has not received any notice of claimed infringement. However, the Company has not conducted any investigation as to possible infringement and there can be no assurance that third parties will not assert infringement claims against the Company in connection with its products, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation or be able to license any infringed patents of third parties on commercially reasonable terms. If the Company's technologies were found to infringe another party's rights, the Company could be required to modify its products or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the Company would have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights.

                  The Company has not filed for copyright protection of its software. The Company holds a registered trademark with the United State Patent and Trademark Office for the "WIDEfax" trade name.


EMPLOYEES

                  As of March 31, 1996, the Company had 81 full time employees, including 18 research and development engineers, 34 manufacturing employees, 12 sales staff and 17 administrative personnel. Fifty-three of such employees are located in India and are employees of the Company's wholly owned Indian subsidiary. Neither the Company nor its subsidiary is a party to any labor agreements and none of their employees are represented by a labor union. The Company believes its employee relations to be satisfactory.


PROPERTIES

                  In February 1996, the Company purchased property in the Noida Export Processing Zone near New Delhi, India (the "Free Trade Zone") for approximately $67,500 and plans to build a manufacturing facility of approximately 24,000 square feet with estimated construction costs of approximately $360,000.

                  In 1992, the Company entered into a five-year lease of 5,000 square feet for its executive offices located at 55 City Centre Drive, Suite 500, Mississauga, Ontario, Canada. The current annual rent under this lease is $39,770.

                  The Company also leases 9,000 square feet at 267 Matheson Boulevard, Mississauga, Ontario, Canada, pursuant to a five-year lease entered into in 1993, and 7,000 square feet in the Free Trade Zone, pursuant to a five-year lease entered into in 1994. The current annual rents are $39,375 and $15,200, respectively. Upon completion of contstruction of the Company's new manufacturing facility the Company plans to transfer its manufacturing operations to the new facility.

                  In addition, the Company currently leases sales offices on a month-to-month basis in the Atlanta, Georgia and Chicago, Illinois metropolitan areas. The current annual rental rates of these facilities are approximately $16,000 in the aggregate.

                  The Company believes that its present facilities are adequate for the Company's current level of operations, however, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products.


LEGAL PROCEEDINGS

                  As of February 1, 1996 the Company settled for $185,000 a lawsuit previously filed by Samuel Debs in the Supreme Court of the State of New York, County of New York pursuant to which Mr. Debs requested monetary damages of $5,000,000 and punitive damages of $5,000,000 against the Company, and Raja Tuli, Suneet Tuli and Lakhbir Tuli (the "Major Shareholders") based on an alleged breach of contract and fraud. In connection with such litigation, Mr. Debs claimed that he was entitled to an equity interest in the Company. In connection with the settlement, the Company paid to Mr. Debs $185,000 in settlement and satisfaction of all claims, which amount was reimbursed to the Company through the return to the Company of 16,087 shares by the Major Shareholders.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders of the Company during the fourth fiscal quarter of the Company's fiscal year ended March 31, 1996.



                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The Company's common stock and warrants are quoted on the Nasdaq SmallCap Market under the symbols "WIDEF" and "WIDWF", respectively, and on the Boston Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for the Company's common stock and warrants as reported through July 10, 1996. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings, if any, in the foreseeable future for use in Company expansion. The approximate number of registered holders of record of the Company's common stock and warrants at June 30, 1996 was 118.

                                                     COMMON STOCK        WARRANTS
                                                     -----------------   -----------------
                                                     HIGH      LOW       HIGH      LOW
                                                     -------   -------   -------   -------

1995
- ----

  Fourth Quarter (commencing December 18, 1995)      $ 6 1/2   $ 5       $ 3 1/2   $ 1 1/2

1996
- ----

  First Quarter (January 1 through March 31, 1996)    12 3/8     4 7/8     9         2 1/2

  Second Quarter (April 1 through June 30, 1996)      13 1/4     7 5/8     9         4 1/2

  Third Quarter (July 1 through July 11, 1996)        11 3/8     8 1/8     7         3 7/8


SELECTED FINANCIAL DATA

STATEMENT OF EARNINGS DATA:

                                                          YEAR ENDED MARCH 31,
                                                          -------------------------------------------------------------
                                                          1992        1993         1994         1995         1996
                                                          ---------   ----------   ----------   ----------   ----------

Total revenue...........................................  $ 432,742   $  596,405   $1,858,414   $2,024,289   $2,007,801
Product Sales...........................................    163,277      290,993    1,228,294    1,625,241    1,666,345
Research and development grants.........................    269,465      305,412      630,120      390,986      262,322
Total expenses..........................................    552,402    1,069,789    1,445,560    1,715,233    3,116,119
Earnings (loss) before extraordinary item...............   (119,660)    (473,384)     474,295       64,447   (1,025,631)
Net earnings (loss).....................................   (119,660)    (473,384)     526,182       64,447     (839,301)
Earnings (loss) per share before extraordinary item.....        .05         (.19)         .19          .02         (.33)
Net earnings (loss) per share...........................        .05         (.19)         .21          .02         (.27)
Weighted average shares outstanding.....................  2,468,660    2,468,660    2,507,375    2,712,660    3,078,428

BALANCE SHEET DATA:

                                         MARCH 31,
                                         ---------------------------------------
                                         1994          1995          1996
                                         ----------    ----------    -----------

Working capital.......................   $  581,388    $  170,968    $6,814,289
Total assets..........................    2,134,514     2,547,681     9,217,514
Total liabilities.....................    1,060,888     1,419,740       588,908
Retained earnings (deficit)...........      (49,440)       15,007      (824,294)
Shareholders' equity..................    1,073,626     1,127,941     8,628,606


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

                  The Company commenced marking its first 36" wide format facsimile machine on a limited basis, primarily for demonstration purposes, in 1992 and other wide format document systems in 1994. As a result, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects and performance can be made. Since inception, the Company has generated limited revenues from operations and only recently achieved limited profitability. The Company's revenues are derived from product sales and research and development grants and reimbursements from the Canadian government. The Company recognizes revenues from product sales when products are shipped and from research and development grants and reimbursements when related expenses are incurred. The Canadian government audits the Company's requests for reimbursement for research and development expenses incurred during a calendar year and makes reimbursement payments typically 90 to 120 days after the Company has filed the request. Accordingly, the Company's request for reimbursement for approximately $447,000 attributable to calendar year 1994 (which was filed in September 1995) has not been audited or paid by the Canadian government and the Company will not file a request for reimbursement for the year ended December 31, 1995 until late 1996. There can be no assurance that the Canadian government will approve reimbursement for the amounts requested by the Company, or at all. Denial of all or a portion of such reimbursement by the Canadian government would result in a change to current period income and denial of a significant portion of such reimbursement would have a material adverse effect on the Company's results of operations for such periods.

GOVERNMENT SPONSORED PROGRAMS

                  To date, a substantial portion of the Company's revenues have been derived from research and development grants and reimbursement from the Canadian government. Government sponsored programs are designed to encourage and support the development and exploitation of new technologies by providing partial reimbursement to Canadian businesses for expenses incurred in connection with research and development activities. Prior to 1993, the Company received reimbursement of a percentage of substantially all of its expenses from the Canadian government, because the Company was classified as a "sole purpose research and development company." Since 1993, reimbursement of the Company's expenses from the Canadian government has been limited to reimbursement of a specified percentage of its research and development expenses and qualified related support expenses. Companies seeking reimbursement must submit applications verifying the amounts and nature of research and development expenditures incurred for audit by the Canadian government. Although the Canadian government reimbursed the Company for substantially all amounts requested in 1991 and 1992, the Company did not receive $43,800 (approximately 9.6%) of its requested reimbursement for the calendar year 1993. For the years ended March 31, 1994 and 1995, the Company received government sponsored reimbursement for research and development activities of approximately $390,986 and $262,322. As of March 31, 1996, the Company had research and development grants receivable of $709,424 representing amounts for which reimbursement has been requested for calendar 1994 and the calendar year ending December 31, 1995.

                  Other government sponsored research grants and subsidies have been provided to the Company to fund specific research programs. The majority of such grants and subsidies have been provided under the Industrial Research Assistance Program which is administered by the Canadian National Research Council (the "NRC"). Grants are made on the condition that research and development activities are performed in Canada and with the prior approval by the NRC of the scope, content and objectives of the research to be performed. For the years ended March 31, 1994, 1995 and 1996, the Company received payments under such program of approximately, $54,700, $18,000 and $66,033, respectively.

                  The Company anticipates that revenues from research and development grants and reimbursements will account for a decreasing portion of the Company's revenues in the future. In addition, recent changes in the Canadian Income Tax Act, retroactive to January 1996, restrict research and development grants to credit against income taxes payable. Because the Company did not have earnings for the year ended March 31, 1996, unless such credits can be carried forward to future years, this change will further reduce the amount of research and development grants received by the Company.

IMPACT OF CURRENCY EXCHANGE RATES

                  The Company conducts a substantial portion of its business in foreign currency, primarily the Canadian dollar and, to a lesser extent, the Indian rupee. To date, fluctuation in foreign currency exchange rates have not had a significant impact on the Company's results of operations. Fluctuations in the exchange rates between the United States dollar and the Canadian dollar or Indian rupee, however, could have an adverse effect on the Company's operating results in the future. The Company may seek to limit its exposure to the risk of currency fluctuations by engaging in foreign currency transactions that could expose the Company to substantial risk of loss. The Company has limited experience in managing international transactions and has not yet formulated a strategy to protect the Company against currency fluctuations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant impact on the Company's future operating results.

RESULTS OF OPERATIONS

Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

                  Revenues for the year ended March 31, 1996 were $2,007,801, a decrease of $16,488, or 0.8%, as compared to $2,024,289 for the year ended March 31, 1995. The decrease was attributable to an decrease in research grants and reimbursement of $128,664 which was partially offset by an increase in product sales of $41,104 and interest income of $71,072.

                  The increase in accounts receivable for the year ended March 31, 1996 is attributable to an increase in sales of WIDEfax Scan during the end of such period.

                  Operating expenses for the year ended March 31, 1996 were $3,116,119, an increase of $1,392,824, or 80.8%, as compared to $1,723,295 for the year ended March 31, 1995. Operating expenses also increased as a percentage of revenues from 85.1% for the year ended March 31, 1995 to 155.2% for the year ended March 31, 1996. The increase in operating expenses both in absolute dollars and as a percentage of revenues is primarily attributable to an increase in costs of products sold, research and development expenditures, selling, general and administrative ("SG&A") costs, management fees, compensation benefits on stock exchange, amortization and debt discount and finance fees of $128,703, $75,581, $270,444, $93,465, $166,974, $270,915, $255,478, and
$167,277, respectively, during the year ended March 31, 1996. The increase in research and development expenses was primarily due to costs associated with the development of color scanning capabilities. The increase in SG&A costs was primarily due to expenses associated with the retention of a financial public relations firm and increased marketing activities. The increase in amortization expenses was primarily due to the substantial increase in the Company's capital assets. The increase in debt discount and finance fees was primarily due to non-recurring expenses associated with the Company's Bridge Financing in October 1995 (see, "Liquidity and Capital Resources") and initial public offering in December 1995. Interest and bank charges for the year ended March 31, 1996 decreased by $32,858 and decreased as a percentage of revenues from 4.9% to 3.3%.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and marketing expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At March 31, 1996, the Company had working capital of $6,814,289, as compared to $170,968 at March 31, 1995.

                  In December 1995 the Company consummated an initial public offering, pursuant to which it issued an aggregate of: (i) 1,897,500 Common Shares, (ii) Warrants to purchase 1,897,500 Common Shares, and (iii) 165,000 Underwriter Warrants to purchase 165,000 Warrants and/or 165,000 Common Shares resulting in net proceeds of $7,970,007. A portion of the proceeds of the initial public offering have been used principally to repay outstanding indebtedness and to finance the Company's working capital requirements. The remainder of the proceeds of the initial public offering (approximately $5,500,000) have been invested in temporary term deposits.

                  In October 1995, the Company consummated a financing (the "Bridge Financing") pursuant to which it issued an aggregate of (i) $840,000 principal amount Bridge Notes bearing interest at the rate of 8% per annum, paid in full upon the consummation the Company's initial public offering, (ii) 84,000 Bridge Shares and (iii) Bridge Warrants to purchase 840,000 shares, resulting in net proceeds of approximately $675,000. The aggregate original issue discount on the Bridge Notes of $252,000 will be charged to earnings over the period during which the Bridge Notes are outstanding. The proceeds of the sale of the Bridge Notes were used principally to repay outstanding indebtedness and to finance the Company's working capital requirements.

                  In October 1995, the Company repaid to the Innovation Ontario Corporation (the "IOC") approximately $225,000 to settle all amounts outstanding under a loan obtained from the IOC in December 1991 for the purpose of funding research and development. Pursuant to the terms of the loan agreement with the IOC (the "IOC Agreement), the Company agreed to pay to the IOC an amount equal to 10% of its gross revenues (as defined in the IOC Agreement) commencing May 1, 1992. At June 30, 1995, indebtedness of $523,821 had been accrued under the IOC Agreement. Repayment of the Company's debt to the IOC resulted in an extraordinary gain (after tax) of approximately $186,330 during fiscal year ended March 31, 1996.

                  The Company's cash requirements in connection with the manufacture and marketing of its products and research and development activities will be significant and the Company has allocated an aggregate of $3,300,000 of the net proceeds of the Company's initial public offering for such purposes, which it believes will be sufficient for such purposes. Other than in connection with expansion of its manufacturing capacity the Company does not have any material commitments for capital expenditures. The Company believes, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the costs associated with production, marketing and sale of its products), that the net proceeds of the Company's initial public offering, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for the foreseeable future. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or if the projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.



                                    PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The directors and executive officers of the Company are as follows:

NAME                               AGE   POSITION
- ----                               ---   --------

Raja S. Tuli....................   30    President, Chief Executive Officer and
                                          Director
Willem J. Botha.................   60    Chief Financial Officer and Treasurer
Suneet S. Tuli..................   28    Executive Vice President, Secretary
                                          and Director
Brig. General Baldev Singh......   53    Vice President of Manufacturing
                                          Operations/India
Dr. Ajit Singh..................   55    Director
Bruce D. Vallillee..............   75    Director

                  Raja S. Tuli, founder of the Company, has been President, Chief Executive Officer and a director of the Company since its inception. From the Company's inception to August 1993, Mr. Tuli was also Treasurer of the Company. From 1987 to 1990 Mr. Tuli was President of CaCE Ltd. a family-owned architectural/construction business. Mr. Tuli received a Bachelor of Science degree in Computer Engineering in 1988 from the University of Alberta. Mr. Tuli is a resident Canadian national.

                  Willem J. Botha has been Chief Financial Officer and Treasurer of the Company since September 1993. From 1989 to September 1993, Mr. Botha was an independent accounting consultant. From 1985 to 1989, Mr. Botha was employed by Motorola Information Systems, a manufacturer of data communications equipment, most recently as its Director of Accounting Services. From 1982 to 1985, Mr. Botha was an independent financial consultant. Mr. Botha was the Secretary and Treasurer and a Director of Alcon Canada Inc., a pharmaceutical company, from 1980 to 1982. From 1976 to 1980, Mr. Botha was the Controller and Chief Financial Officer for Bell & Howell Limited, a manufacturer of electronic photographic products, and from 1969 to 1976 Mr. Botha was the Controller for Wyeth Ltd., a pharmaceuticals company. Mr. Botha received a Certificate in Theory of Accounting from the University of South Africa, is a Chartered Accountant and a resident Canadian national.

                  Suneet S. Tuli has been Executive Vice President of Sales and Marketing, Secretary since September 1993, and a director of the Company since October 1992 and was the marketing manager of the Company from June 1990 to August 1993. Mr. Tuli received a Bachelor of Science degree in Civil Engineering from the University of Toronto in April 1990 and is a resident Canadian national. Mr. Tuli is the brother of Raja S. Tuli.

                  Brigadier General Baldev Singh has been the Company's Vice President of Manufacturing Operations since November 1993 and is responsible for all of the Company's manufacturing operations in India. From 1968 through September 1993, General Singh was a member of the Indian Armed Forces. General Singh received a Bachelor's degree in Inter Science from Pune University in India, and subsequently obtained a Master of Sciences degree in Military
Sciences from Allahabad University in India. General Singh is a citizen of India.

                  Dr. Ajit Singh has been a director of the Company since October 1992. Dr. Singh is the Senior Fellow at Queens' College, University of Cambridge in England, and its Director of Studies in Economics. Since 1987, Dr. Singh has held the Dr. William M. Scholl Visiting Chair in the Department of Economics at the University of Notre Dame in the United States. Dr. Singh has been a senior economic advisor the governments of Mexico and Tanzania, and is the author of Takeovers, Their Relevance to the Stock market and the Theory of the Firm. Dr. Singh is the uncle of Raja and Suneet S. Tuli. General Singh and Dr. Singh are not related.

                  Bruce D. Vallillee has been a director of the Company since September 1995. Since April 1994, Mr. Vallillee has been President of Vallillee Wide Format Products, Ltd. a company engaged in wide format document management and equipment sales. From 1987 to 1994, Mr. Vallillee was the President of Vallillee Electronics, Ltd., a company engaged in the distribution of electronic products. From 1976 to 1987, Mr. Vallillee was Vice President - Sales and Marketing for ITT / Canon Canada, the Canadian joint venture of ITT Corporation and Canon Electronics Corp. Mr. Vallillee is a resident Canadian national.

                  Under Ontario law, a majority of the directors of the Company must be resident Canadians. A resident Canadian is defined, generally, to be an individual who is (i) a Canadian citizen ordinarily resident in Canada, (ii) a Canadian citizen not ordinarily resident in Canada who is a member of a prescribed class of persons, or (iii) a permanent resident within the meaning of the Immigration Act (Canada), and ordinarily resident in Canada. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. There are currently no standing committees of the Board of Directors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

                  No director of the Company received any compensation for such services as a director during the Company's year ended March 31, 1995. Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem of $1,000.

EXECUTIVE COMPENSATION

                  The following table sets forth the cash compensation paid or accrued by the Company to the person serving as chief executive officer during the years ended March 31, 1994, 1995 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                              -------------------------------
                                           Annual Compensation                Awards                  Payouts
                                           ---------------------------------  ----------------------  -------
                                                                                          Securities
                                                             Other            Restricted  Underlying
                                Year                         Annual           Stock       Options/    LTIP     All other
                                Ended      Salary(1)  Bonus  Compensation(1)  Awards(2)   SARs        Payouts  Compensation
Name and Principal Position     March 31,  ($)        ($)    ($)              (#)         (#)         ($)      ($)
- ---------------------------     ---------  ---------  -----  ---------------  ----------  ----------  -------  ------------

Raja S. Tuli,  President and    1996       ---        ---    $79,225          ---         ---         ---      ---
  Chief Executive Officer       1995       ---        ---    $31,682          ---         ---         ---      ---
                                1994       ---        ---    $28,000          ---         ---         ---      ---

- -------------------
<F1>  Such  amounts were paid by the Company to a  consulting  company  owned by
      Raja S. Tuli during the years ended March 31, 1994,  1995 and 1996.

<F2>  In July  1995,  the  Company  granted  to Raja S. Tuli  stock  options  to purchase 150,000 shares.

                  No  other   executive   officer   of  the   Company   received
compensation and bonuses which exceed $100,000 during any such year.

                  During the fiscal year ended March 31, 1996, the Company adopted an incentive stock option plan permitting the issuance of options to purchase up to 300,000 shares of the Company's common stock. During that fiscal year, the Company issued 200,000 options under the plan to the senior officers of the Company at an exercise price of $5.00 per share. See "Security Ownership of Management and Certain Beneficial Owners."


SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

                  The following table sets forth, as of March 31, 1996, information as to (i) the Common Stock beneficially owned by all directors, nominees and named executive officers, and (ii) the Common Stock beneficially owned by any person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.


                                              Amount and
                                              Nature of             Percentage of
                                              Beneficial            Outstanding
Name and Address of Beneficial Owner(1)       Ownership(2)          Shares Owned
- ---------------------------------------       -------------------   -------------

Raja S. Tuli...............................   1,155,332 (3)             25.2%
Lakhbir S. Tuli............................     515,041 (4)             11.6
Suneet S. Tuli.............................     440,562 (5)              9.8
Dr. Ajit Singh.............................         ---                  ---
Bruce Vallillee............................         ---                  ---
Willem J. Botha ...........................         ---                  ---
All executive officers and directors
 as a group (six persons)..................   2,110,935 (3)(4)(5)       45.5%

- -------------------
<F1>  Unless  otherwise  indicated,  the address of each beneficial  owner is 55
      City Centre Drive, Suite 500, Mississauga, Ontario, Canada L5B 1M3

<F2>  Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

<F3>  Includes (i) 150,000  Common  Shares  issuable  upon exercise of currently exercisable options at a price of $5.00 per share, and (ii) 40,000 shares owned by Diversified investors Capital Services of North America, inc., a New York corporation, 80,000 shares owned by Pyrotech Limited, a Cayman Islands corporation, 60,000 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a stock exchange agreement.

<F4>  Does not include  440,562  Common Shares owned by Suneet S. Tuli, his son.
      Lakhbir S. Tuli and Suneet S. Tuli reside at the same  residence.  Lakhbir
      S. Tuli disclaims beneficial ownership of the shares owned by Suneet S. Tuli.

<F5>  Includes   50,000  Common  Shares  issuable  upon  exercise  of  currently exercisable options at a price of $5.00 per share. Does not include 515,041 Common Shares owned by Lakhbir S. Tuli, his father. Suneet S. Tuli and Lakhbir S. Tuli reside at the same residence. Suneet S. Tuli disclaims beneficial ownership of the shares beneficially owned by Lakhbir S. Tuli.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  In October 1993, the Company entered into an agreement with WideCom R&D pursuant to which WideCom R&D would seek to identify and recruit distributors and sub-contract manufacturers for the Company's products in India. The agreement provides for WideCom R&D to structure its compensation with any distributor or sub-contractor it engages and WideCom R&D will not receive any compensation from the Company. To date, WideCom R&D has not recruited any distributor or sub-contractor. There can be no assurance that conflicts of interest will not arise as a result of WideCom R&D structuring its compensation with potential licensees or sub-contractors.

                  From 1992 to July 1993, Raja S. Tuli engaged two individuals to provide services relating to the Company's marketing and other activities. In exchange for performing such services, Mr. Tuli transferred 100,000 Common Shares to such individuals. Such individuals have attempted to transfer an aggregate of 172,860 Common Shares to third parties. In November 1993, Raja S. Tuli entered into an indemnification agreement with the Company pursuant to which Mr. Tuli agreed that, in the event the Company is required to issue in excess of 100,000 Common Shares to such individuals or any purported transferee of such shares, Mr. Tuli would return to the Company up to 160,000 Common Shares for cancellation to the extent the Company is required to issue any such additional shares.

                  The Company has engaged Lakhbir S. Tuli as a management consultant, primarily with respect to the Company's operations in India. As consideration for his services, the Company paid to Mr. Tuli $22,000, $38,000 and $47,000 during the years ended March 31, 1993, 1994 and 1995, respectively. Mr. Tuli currently receives fees of $4,500 per month for such services.

                  In October 1993, Indo WideCom International Ltd. ("Indo WideCom"), a wholly owned subsidiary of the Company, entered into a sublease with WideCom Fax, a company 70% owned by Lakhbir Tuli ("WideCom Fax"), for the Company's manufacturing facility in India. Annual lease payments by Indo WideCom to WideCom Fax equal 480,000 rupees (approximately $15,200). See "Properties."

                  During the year ended March 31, 1996, the Company purchased approximately $323,000 of products from WideCom Fax pursuant to purchase orders, on similar terms as purchases made by unaffiliated third parties. As of March 31, 1996, WideCom Fax owed approximately $86,700 to the Company for purchases from the Company during the year ended March 31, 1995.

                  In March 1995, the Company entered into a three year marketing and consulting agreement with Schattle & Duquette, an executive search and management consulting firm partially owned by Donald J. Schattle, a former director of the Company who resigned effective March 7, 1996, which agreement commenced upon consummation of the Company's initial public offering in December 1995. Pursuant to the agreement, Schattle & Duquette will assist the Company in identifying potential management personnel, acquisition candidates and sales opportunities within the engineering and architectural markets for a monthly fee of $15,000.

                  In April 1995, the Company entered into a stock exchange agreement with the four stockholders of DS Corporate Marketing Ltd. ("DS"). Pursuant to this agreement, the Company acquired a 49% equity interest in DS in exchange for the issuance of 240,000 Common Shares and warrants to purchase 100,000 Common Shares at a price of $4.00 per share. Upon distribution by DS to its stockholders and their designees, Donald J. Schattle, a 25% stockholder of DS, received 60,000 of the 240,000 Common Shares and 25,000 of the warrants to purchase Common Shares at a price of $4.00 per share. The remaining 180,000 Common Shares and 75,000 warrants were distributed to the other stockholders, none of which are affiliated with the Company or Mr. Schattle. In connection with the stock exchange agreement, the holders of all of such 240,000 shares granted Raja Tuli a proxy to vote all of such shares at all meetings of the Company's stockholders.

                  In May and June 1995, the Company borrowed $25,000 and $15,000, respectively, from Mr. Schattle. The loans were represented by promissory notes (the "Schattle Notes") bearing interest at 8% per annum payable in full upon the earlier of (a) a $5,000,000 public offering by the Company, (b) the sale of the assets of the Company, (c) the acquisition of the Company, or
(d) one year from the date of the Schattle Notes. The proceeds of the Schattle Notes were used to pay certain expenses associated with proceeding with preparations for the initial public offering. The Schattle Notes were repaid with the proceeds of the Bridge Financing.

                  In October 1995, the Company borrowed an additional $75,000 from Mr. Schattle together with $150,000 from two other individuals who purchased Units in the Bridge Financing. The proceeds of these loans were used to terminate the Company's obligations under the IOC Agreement. These promissory notes were retired by the issuance to the holders thereof of an aggregate of 4.5 units in the Bridge Financing.

                  In October 1995, in connection with the Bridge Financing, Mr. Schattle purchased from the Company 2.3 units, each unit consisting of a $50,000 principal amount Bridge Note, 5,000 Common Shares and 50,000 Bridge Warrants, for an aggregate consideration of $115,000, on the same terms and conditions as the other investors in the Bridge Financing.

                  In November 1995, the Company entered into an indemnification agreement with Raja Tuli, Suneet Tuli, Lakhbir Tuli and the Whale Securities Co., L.P., the underwriter of the Company's initial public offering ("Whale") pursuant to which: (i) the Company, Raja Tuli, Suneet Tuli and Lakhbir Tuli, jointly and severally, agreed to indemnify and hold Whale harmless for any and all losses, claims, damages, expenses or liabilities it may suffer (including reasonable legal fees and expenses) as a result of any claim (a "Claim") by Mr. Debs arising out of or based upon or related to a claim asserted by Mr. Debs (see, "Legal Proceedings"), (ii) Raja Tuli, Suneet Tuli and Lakhbir Tuli, jointly and severally, agreed to indemnify the Company for any losses, claims, damages, expenses or liabilities it may suffer (including legal fees and expenses) as a result of a Claim, which indemnity may be made in cash or Common Shares, and (iii) in the event the Company issues any Common Shares or other equity securities to Mr. Debs or any person or entity claiming through, or designated by, Mr. Debs, Raja Tuli, Suneet Tuli and Lakhbir Tuli agreed to deliver to the Company, for cancellation, an equivalent number of Common Shares, each in proportion to his respective current beneficial ownership interest in the Company. In February 1996, the Company settled the Debs litigation for $185,000. In connection therewith Raja Tuli, Suneet Tuli and Lakhbir Tuli each contributed 7,368, 3,760 and 4,959 shares to the Company to be held by the Company as treasury stock.

                  Although the Company believes that the foregoing transactions were on terms no less favorable than would have been available from unaffiliated third parties in arm's length transaction, there can be no assurance that this is the case. All future transaction and loans between the Company and its officers, directors and 5% shareholders will be on terms no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent and disinterested members of the Board of Directors. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in favor of the Company.



                                     PART IV

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   (1)   FINANCIAL STATEMENTS

      The following financial statements of The WideCom Group Inc. are included:

            Report of Independent Certified Public Accountants
            Consolidated Balance Sheets as of March 31,1996, 1995, 1994 Consolidated Statements of Operations for the years ended March 31,
             1996, 1995, 1994
            Consolidated  Statements of Shareholders' Equity for the years ended
             March 31, 1996, 1995, 1994
            Consolidated  Statements of Cash Flows for the years ended March 31,
             1996, 1995, 1994
            Summary of Significant Accounting Policies
            Notes to Consolidated Financial Statements

      (2)   OTHER SCHEDULES

            All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

      (3)   EXHIBITS

            None.


(b)   REPORTS ON FORM 8-K
      None.


(c)   EXHIBITS
      None.


(d)   Not Applicable.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 15, 1996                   THE WIDECOM GROUP INC.


                                       By: /s/ RAJA S. TULI
                                           -------------------------------------
                                           Raja S. Tuli
                                           Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated

NAME                            TITLE                                             DATE
- ----                            -----                                             ----

/s/ RAJA S. TULI                President, Chief Executive Officer and            July 15, 1996
- ----------------------------    Director (Principal Executive Officer)
    Raja S. Tuli

/s/ WILLEM J. BOTHA             Treasurer and Chief Financial Officer             July 15, 1996
- ----------------------------    (Principal Financial and Accounting Officer)
    Willem J. Botha

/s/ SUNEET S. TULI              Executive Vice President of Sales and             July 15, 1996
- ----------------------------    Marketing, Secretary and Director
    Suneet S. Tuli

/s/ BRUCE D. VALLILLEE          Director                                          July 15, 1996
- ----------------------------
    Bruce D. Vallillee

/s/ AJIT SINGH                  Director                                          July 15, 1996
- ----------------------------
    Ajit Singh



                              The WideCom Group Inc.

                              Consolidated Financial Statements
                              For the years ended March 31, 1994, 1995 and 1996




                                              The WideCom Group Inc.
                                              Consolidated Financial Statements
                                              For the years ended
                                              March 31, 1994, 1995 and 1996


                                                                       Contents
- -------------------------------------------------------------------------------

Auditors' Report                                                              2

Consolidated Financial Statements
  Balance Sheets                                                              3

  Statements of Operations                                                    4

  Statements of Shareholders' Equity                                          5

  Statements of Cash Flows                                                    6

  Summary of Significant Accounting Policies                                  7

  Notes to Financial Statements                                              10




===============================================================================

                                                               Auditors' Report

- -------------------------------------------------------------------------------


To the Board of Directors of
The WideCom Group Inc.

We have audited the consolidated balance sheets of The WideCom Group Inc. as at March 31, 1994, 1995 and 1996 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1994, 1995 and 1996 and the results of its operations and the changes in its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO DUNWOODY

Chartered Accountants
(Internationally BDO Binder)

Toronto, Ontario
June 14, 1996


====================================================================================================
                                                                         The WideCom Group Inc.
                                                                         Consolidated Balance Sheets
                                                                         (in United States dollars)

March 31                                                           1994         1995         1996
- ----------------------------------------------------------------------------------------------------

Assets

Current assets
  Cash and short term investments                               $   89,272   $    3,528   $5,643,491
  Term deposits (Note 6)                                            96,494       95,731            -
  Accounts receivable (Note 1)                                     107,512      359,368      436,747
  Accounts receivable from affiliated companies (Note 3)            47,065            -            -
  Research and development grants receivable (Note 9(b))           556,082      506,680      709,424
  Inventory (Note 2)                                               629,128      588,393      456,128
  Prepaid expenses                                                   4,736       15,251       70,692
  Advances to related parties (Note 3)                              92,939       21,043       86,715
  Deferred income taxes                                             19,048          714            -
                                                                ------------------------------------
Total current assets                                             1,642,276    1,590,708    7,403,197
Advances to related parties (Note 3)                               130,051            -            -
Capital assets (Note 4)                                             76,355      362,217    1,238,317
Deferred issue costs of public offering (Note 5)                   285,832      594,756            -
Investment in affiliate                                                  -            -      576,000
                                                                ------------------------------------
Total assets                                                    $2,134,514   $2,547,681   $9,217,514
====================================================================================================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness (Note 6)                                    $   85,130   $  101,708   $  132,246
  Accounts payable and accrued liabilities (Note 7)                296,953      565,441      393,462
  IOC loan payable (Note 9)                                        216,000      214,290            -
  Accrued interest on IOC loan payable                             197,015      277,953            -
  Loans from non-management shareholders (Note 8)                  252,254      259,247            -
  Deferred revenue                                                  13,536            -            -
  Deferred income taxes                                                  -        1,101       63,200
                                                                ------------------------------------
Total current liabilities                                        1,060,888    1,419,740      588,908
                                                                ------------------------------------

Shareholders' equity (Note 10)
  Preferred shares
        23,350   shares authorized on March 31, 1995  and 1994
                 and no shares authorized on March 31, 1996
        23,350   shares issued and outstanding on March 31,
                 1995 and 1994 and no shares issued and
                 outstanding on March 31, 1996                     183,276      183,276            -
  Common shares
    20,000,000   shares authorized of no par value
     2,351,910   shares issued and outstanding
                 on March 31, 1994
     2,111,910   shares issued and outstanding
                 on March 31, 1995
     4,434,073   shares issued and outstanding
                 on March 31, 1996                                 839,074      839,074    9,300,794
  Contributed surplus                                              159,825      159,825      159,825
  Retained earnings (deficit)                                      (49,440)      15,007     (824,294)
  Cumulative translation adjustment                                (59,109)     (69,241)      (7,719)
                                                                ------------------------------------
                                                                 1,073,626    1,127,941    8,628,606
                                                                ------------------------------------
Total liabilities and shareholders' equity                      $2,134,514   $2,547,681   $9,217,514
====================================================================================================

See accompanying summary of significant accounting policies and notes to these financial statements.


====================================================================================================
                                                              The WideCom Group Inc.
                                                              Consolidated Statements of Operations
                                                              (in United States dollars)

For the years ended March 31                                       1994         1995         1996
- ---------------------------------------------------------------------------------------------------

Revenue
  Product sales                                                 $1,228,294   $1,625,241   $1,666,345
  Research and development grants (Note 9)                         630,120      390,986      262,322
  Interest income                                                        -        8,062       79,134
                                                                ------------------------------------
Total revenue                                                    1,858,414    2,024,289    2,007,801
                                                                ------------------------------------
Expenses
  Cost of product sales                                            279,963      341,704      470,407
  Research and development                                         612,714      656,876      732,457
  Selling, general and administrative                              138,183      480,808      751,252
  Interest and bank charges                                        309,318      100,159       67,301
  Management fees                                                   93,389      114,192      207,657
  Compensation benefit on stock transaction (Note 10(c))                 -            -      166,974
  Amortization                                                       8,923       26,401      297,316
  Debt discount                                                          -            -      255,478
  Finance fees                                                           -            -      167,277
  Warranty costs                                                     3,070        3,155            -
                                                                ------------------------------------
Total expenses                                                   1,445,560    1,723,295    3,116,119
                                                                ------------------------------------
Operating income (loss)                                            412,854      300,994   (1,108,318)

Write off of deferred issue costs (Note 5)                               -      216,547            -
                                                                ------------------------------------
Earnings (loss) before income taxes and extraordinary item         412,854       84,447   (1,108,318)
                                                                ------------------------------------
Provision for (recovery of) income taxes (Note 11)
  Current                                                                -            -            -
  Deferred                                                         (61,441)      20,000      (82,687)
                                                                ------------------------------------
                                                                   (61,441)      20,000      (82,687)
                                                                ------------------------------------
Earnings (loss) before extraordinary item                          474,295       64,447   (1,025,631)

Extraordinary item, net of tax (Note 9)                             51,887            -      186,330
                                                                ------------------------------------
Net earnings (loss) for  the year                               $  526,182   $   64,447   $ (839,301)
====================================================================================================
Earnings (loss) per common share before extraordinary item,
primary and fully diluted                                       $     0.19   $     0.02   $    (0.33)
====================================================================================================
Earnings (loss) per common share, primary and fully
diluted (Note 10(e))                                            $     0.21   $     0.02   $    (0.27)
====================================================================================================
Weighted average number of shares outstanding                    2,507,375    2,712,660    3,078,428
====================================================================================================

See accompanying summary of significant accounting policies and notes to these financial statements.


=================================================================================================================
                                                                  The WideCom Group Inc.
                                                                  Consolidated Statements of Shareholders' Equity
                                                                  (in United States dollars)

For the years ended March 31, 1994, 1995 and 1996
- -----------------------------------------------------------------------------------------------------------------

                                                                          Retained     Cumulative   Total
                                   Preferred   Common       Contributed   Earnings     Transition   Shareholders'
                                   Shares      Shares       Surplus       (Deficit)    Adjustment   Equity
- -----------------------------------------------------------------------------------------------------------------

Balance, March 31, 1993            $      -    $  369,288   $159,825      $(575,622)   $  4,239     $  (42,270)

Net earnings for the year                 -             -          -        526,182           -        526,182

Contribution for preferred
 shares (23,350)                    183,276             -          -              -           -        183,276

Shares issued for cash (294,426)          -       469,786          -              -           -        469,786

Unrealized foreign exchange
 loss for the year                        -             -          -              -     (63,348)       (63,348)
                                   ---------------------------------------------------------------------------

Balance, March 31, 1994             183,276       839,074    159,825        (49,440)    (59,109)     1,073,626

Net earnings for the year                 -             -          -         64,447           -         64,447

Unrealized foreign exchange
 loss for the year                        -             -          -              -     (10,132)       (10,132)
                                   ---------------------------------------------------------------------------

Balance, March 31, 1995             183,276       839,074    159,825         15,007     (69,241)     1,127,941

Conversion of preferred
 shares (116,750)(Note 10(c))      (183,276)      350,250          -              -           -        166,974

Shares issued for investment
 in affiliate (240,000)                   -       720,000          -              -           -        720,000

Shares issued on initial
 public offering (1,650,000)              -     8,250,000          -              -           -      8,250,000

Warrants issued on initial
 public offering (1,650,000)              -       165,000          -              -           -        165,000

Shares issued to underwriter
 for bridge financing (84,000)            -       252,000          -              -           -        252,000

Shares issued on exercise of
 underwriter's option (247,500)           -     1,237,500          -              -           -      1,237,500

Warrants issued on exercise of
 underwriter's option (247,500)           -        24,750          -              -           -         24,750

Purchase of warrants by
 underwriter (165,000)                    -           165          -              -           -            165

Initial public offering costs             -    (2,352,945)         -              -           -     (2,352,945)

Contribution by
 Shareholders (16,087)                    -      (185,000)         -              -           -       (185,000)

Net loss for the year                     -             -          -       (839,301)          -       (839,301)

Unrealized foreign exchange
 gain for the year                        -             -          -              -      61,522         61,522
                                   ---------------------------------------------------------------------------

Balance, March 31, 1996            $      -    $9,300,794   $159,825      $(824,294)   $ (7,719)    $8,628,606
==============================================================================================================

See accompanying summary of significant accounting policies and notes to these financial statements.


==================================================================================================
                                                             The WideCom Group Inc.
                                                             Consolidated Statements of Cash Flows
                                                             (in United States dollars)

For the years ended March 31                                 1994         1995         1996
- --------------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
  Earnings (loss) for the year before extraordinary item     $ 474,295    $  64,447    $(1,025,631)
  Add (deduct) items not requiring a cash outlay
    Amortization                                                 8,923       26,401        297,316
    Compensation benefit on stock transaction                        -            -        166,974
    Deferred revenue                                            (7,144)     (13,536)             -
    Deferred income taxes                                      (61,441)      20,000        (82,687)
    Initial public offering costs written off                        -      216,547              -
    Accrued interest on IOC loan payable                       176,709       89,493         56,643
  Net changes in non-cash working capital balances
   related to operations
    Increase in accounts receivable                           (102,530)    (208,552)       (66,333)
    Decrease (increase) in research and development
     grants receivable                                        (223,887)      45,580       (186,971)
    Decrease (increase) in inventory                          (471,504)      36,245        149,578
    Decrease (increase) in accounts payable and
     accrued liabilities                                       100,509      268,488       (188,861)
    Increase in prepaid expenses                                (4,736)     (10,785)       (54,837)
                                                             -------------------------------------

                                                              (110,806)     534,328       (934,809)
                                                             -------------------------------------

Investing activities
  Decrease in term deposits                                      9,063          763         98,331
  Purchase of capital assets                                   (75,235)    (311,549)    (1,029,416)
  Advances (repayment) to related parties                     (153,330)     201,947        (64,859)
  Advances to shareholder                                       43,097            -              -
                                                             -------------------------------------

                                                              (176,405)    (108,839)      (995,944)
                                                             -------------------------------------

Financing activities
  Increase (decrease) in bank indebtedness                     (15,747)      16,578         27,380
  Shares and warrants issued                                   653,062            -      7,576,470
  Shares contributed by shareholders                                 -            -       (185,000)
  Repayment of Ontario Development Corporation loan            (25,161)           -              -
  Loan (repayment) from shareholders                            55,074        9,092       (266,274)
  Advances (repayment) of Innovation Ontario loan                3,695            -       (220,110)
  Deferred issue costs of public offering                     (301,712)    (531,741)       610,909
                                                             -------------------------------------

                                                               369,211     (506,071)     7,543,375
                                                             -------------------------------------

Effect of exchange rate changes on cash                          1,975       (5,162)        27,341
                                                             -------------------------------------

Net increase (decrease) in cash during the year                 83,975      (85,744)     5,639,963
                                                             -------------------------------------

Cash and equivalents, beginning of year                          5,297       89,272          3,528
                                                             -------------------------------------

Cash and equivalents, end of year                            $  89,272    $   3,528    $ 5,643,491
==================================================================================================

Note: See Note 16 for supplementary information

See accompanying summary of significant accounting policies and notes to these financial statements.


===============================================================================
                                     The WideCom Group Inc.
                                     Summary of Significant Accounting Policies
                                     (in United States dollars)

March 31, 1994, 1995 and 1996
- -------------------------------------------------------------------------------

Nature of Business

      The WideCom Group Inc. ("the Company") was incorporated under the laws of Ontario on June 15, 1990 and its first fiscal year ended on March 31, 1991. The Company designs, assembles and sells high speed, high performance document systems which transmit, receive, print, copy and/or archive wide format documents.

Basis of Financial Statements

      The accompanying consolidated financial statements are stated in United States dollars, "the reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars into United States dollars amounts have been made at the year end exchange rates for balance sheet items and the average exchange rate for the year for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included in equity.

      The financial statements reflect retroactively a backsplit occurring during the year (see Note 10(b)(iii)).

      These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

      These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Indo WideCom International Ltd. All significant intercompany transactions and accounts have been eliminated.

Investment in Affiliate

      The investment in an affiliate is accounted for on the equity basis and the $720,000 excess of the purchase price over the underlying value of the assets has been attributed to goodwill. The goodwill is being amortized on a straight line basis over five years resulting in amortization to date of $144,000 (see Note 10(b)(ii)). Management periodically assesses the carrying value of the goodwill based on the expected benefits from this investee. The Company's 49% share of assets, liabilities and operating income is not significant.

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Inventory

      Inventory is valued at the lower of cost, determined on a first-in, first-out basis, and market value. Market value for raw materials is defined as replacement and for finished goods as net realizable value.

Capital Assets

      Capital assets are recorded at cost. Amortization is provided annually at rates calculated to amortize the assets over their estimated useful lives as follows:

      Plant, machinery and computer equipment    -   30% declining balance
      Furniture and fixtures                     -   20% declining balance
      Prototype and jigs                         -   20% declining balance

New Accounting Standards

      Statement of Financial Accounting Standards No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No.121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for the fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

      Statements of Financial Accounting Standards No.123 "Accounting for Stock-Based Compensation" (SFAS No.123) issued by the FASB is effective for specific transactions entered into after December 15, 1995. The new standard establishes fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At present time, the Company has not determined if it will change its accounting policy for stock-based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

Value of Financial Instruments

      The carrying amounts of financial instruments of the Company, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturity.

Cash and Equivalents

      Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue Recognition

      (i) Product sales are recognized as revenue upon shipment of the product. Advance sales revenue is deferred until shipment of the product.

      (ii) Research and development grants are recognized as revenue as the related expenditures are incurred.

Warranty Costs

      The provision for warranty costs ranges from .25% to 1% of product sales based on the period of time that the products are under warranty.

Foreign Currency Translation

      Balances of the Company denominated in foreign currencies and the accounts of its foreign subsidiary are translated into the functional currency as follows:

            (i)    monetary assets and liabilities at year end rates;
            (ii)   all other assets and liabilities at historical rates;
            (iii) revenue and expense transactions at the average rate of exchange prevailing during the year; and
            (iv) changes in cash flow at the average rate of exchange prevailing during the year.

      Exchange gains or losses arising on these translations are reflected in income in the year except for translation gains and losses which arise in connection with the translation of the results of the foreign subsidiary's operations which are included in equity.

Research and Development Costs

      Research and development costs are charged against income in the year of expenditure.

Income Taxes

      The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. When tax credits are available, they are recognized as reductions of current year's tax expense.

Concentrations of Credit Risk and Business Concentration

      The Company's receivables are unsecured and are generally due in 30 days. Currently the Company's customers are primarily local, national and international users of wide fax document systems. The Company's receivables do not represent significant concentrations of credit risk as at March 31, 1996, due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

===============================================================================
                                     The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                     (in United States dollars)

March 31, 1994, 1995 and 1996
- -------------------------------------------------------------------------------

1.    Accounts Receivable

      Accounts receivable consist of:

                                                1994       1995       1996
                                                ------------------------------

      Trade accounts receivable                 $ 98,762   $364,559   $442,096
      Less: Allowance for doubtful accounts        5,672      5,191      5,349
                                                ------------------------------
                                                  93,090    359,368    436,747
      Other                                       14,422          -          -
                                                ------------------------------
                                                $107,512   $359,368   $436,747
                                                ==============================

2.    Inventory

                                              1994       1995       1996
                                              ------------------------------

      Raw materials                           $309,419   $218,789   $244,524
      Work in progress                         247,925    298,720    168,823
      Finished goods                            71,784     70,884     42,781
                                              ------------------------------
                                              $629,128   $588,393   $456,128
                                              ==============================

3.    Advances to Shareholders and Related Parties

      (a) Accounts receivable from affiliated companies as at March 31, 1994 include $47,065 (March 31, 1995 and 1996 - $ nil) due from a company controlled by the same shareholder group as a result of sales in the ordinary course of trade.

      (b) Advances to related parties are non-interest bearing except as noted and will be repaid as follows:

                                                 1994       1995      1996
                                                 ----------------------------

           WideCom Fax and Plotters Ltd. (i)     $ 98,802   $21,043   $86,715
           CaCE Ltd. (ii)                          77,820         -         -
           WideCom R&D Inc.                        46,368         -         -
                                                 ----------------------------
                                                  222,990    21,043    86,715
           Less: Current portion                   92,939    21,043    86,715
                                                 ----------------------------
                                                 $130,051   $     -   $     -
                                                 ============================

            (i)    WideCom Fax and Plotters Ltd.

                   Loans were made to a company controlled by a principal stockholder to purchase production equipment necessary in the manufacture of the Company's product in India.

            (ii)   CaCE Ltd.

                   This is a non-interest bearing advance by the Company towards the purchase of computer equipment and furniture. Such purchase was completed in September 1994, and the advance repaid.

      (c) Transactions with companies controlled by, and fees paid to, executive officers, the principal shareholders and directors during the year were as follows:

                                            1994        1995         1996
                                            ----------------------------------

           Sales                            $ 95,040    $  23,109    $  37,306
           Consulting fees (Note 12(a))            -            -      (45,233)
           Capital assets acquired           (51,840)    (224,707)    (323,363)
           Purchases                         (80,799)    (115,891)           -
           Management fees, salaries
            and commissions                  (93,389)    (114,192)    (207,657)

           The management fees are paid on a month to month basis to executives who comprise senior management of the Company.

4.    Capital Assets

      Capital assets consist of:

                                            1994                     1995                       1996
                                   ---------------------------------------------------------------------------
                                            Accumulated               Accumulated                 Accumulated
                                   Cost     Amortization   Cost       Amortization   Cost         Amortization

      Machinery, plant and
       computer equipment          $83,246    $14,218      $284,840     $ 29,045     $  699,335    $  143,256
      Furniture and fixtures         8,347      1,020       114,935        8,513         99,832        17,588
      Prototype and jigs                 -          -             -            -        444,231        35,430
      Land                               -          -             -            -         67,457             -
      Building under construction        -          -             -            -        123,737             -
                                   --------------------------------------------------------------------------
                                   $91,593    $15,238      $399,775     $ 37,558     $1,434,592    $  196,275
                                   ==========================================================================
      Net book value                          $76,355                   $362,217                   $1,238,317
                                              ===============================================================

5.    Deferred Issue Costs of Public Offering

      These costs include legal, accounting, advances of the underwriter's expense allowance and other related costs of the public offering. Certain costs related to previous offerings were written off during 1995 and the remaining costs were deducted from the equity raised in the offering during 1996.

6.    Bank Indebtedness

      In 1995 and 1994 the Company had a line of credit of approximately $125,000 plus accrued interest income on specified term deposits. This line bore interest at bank prime plus one and one half percent, collateralized by specified term deposits and is payable on demand. At March 31, 1995 approximately $101,708 (March 31,1994 - $85,130) was utilized. During 1996 this indebtedness was repaid in full and the Company cancelled the line.

      The Company's 1996 bank indebtedness is the result of a bank overdraft in the Company's subsidiary.

7.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of:

                                                 1994       1995       1996
                                                 ------------------------------

      Trade accounts payable                     $ 82,381   $137,276   $260,897
      Wages and employee deductions payable        61,832     93,533      9,125
      Accrued liabilities                           9,181     10,719    123,440
      Costs of public offering                    115,623    265,123          -
      Interest payable (see Note 8)                27,936     58,790          -
                                                 ------------------------------
                                                 $296,953   $565,441   $393,462
                                                 ==============================

8.    Loans from Non-Management Shareholders

                                                      1994       1995       1996
                                                      ---------------------------

      Promissory notes payable, interest
       at 8% and 12% per annum, repaid from
       the proceed of the initial public offering
       (see Note 10 (b))                              $252,254   $259,247   $   -
                                                      ===========================

      Included in accounts payable at March 31, 1995 was interest of $58,790 (see Note 7).

9.    Government Assistance

      (a) On December 19, 1991, the Company entered into an agreement with Innovation Ontario Corporation ("IOC") whereby IOC granted Cdn.$300,000 (U.S. $223,590) to the Company for purposes of funding research and development. This amount was recorded as a loan payable.

           Under the IOC agreement, the Company had agreed to pay an amount equal to 10% of gross revenues, as defined, commencing May 1, 1992. The Company could not advance amounts to affiliates or shareholders, repay amounts owing to shareholders, declare dividends or redeem shares without the consent of IOC.

           The agreement had been collateralized by a security interest covering all the assets of the Company. The Company had the option to terminate the agreement at any time by making a payment calculated in accordance with an agreed upon formula.

           In October, 1995 the Company settled all amounts outstanding including accrued interest of $334,596 for the repayment of principal of Cdn.$300,000. Upon such payment all obligations to IOC and IOC's security interest in the Company's assets were terminated. The settlement resulted in a gain, which has been recorded as an extraordinary item, of $186,330 ($334,596 net of tax of $148,266) during 1996.

                                             1994       1995       1996
                                             ------------------------------

      (b)  Grants

           Research and development (1)      $560,353   $360,140   $186,971
           National Research Council           54,720     18,088     66,033
           Other government agencies           15,047     12,758      9,318
                                             ------------------------------
                                             $630,120   $390,986   $262,322
                                             ==============================

     <F1>  (1)  Research and development grants are cash payments and credits against taxes payable received or receivable from the Federal government as an incentive to conduct research and development in Canada. As at March 31, 1996, research and development grants receivable amounted to $709,424. This amount represents management's best estimate of grants based on its interpretation of current legislation. However, Revenue Canada has not yet assessed these claims and therefore the amount ultimately received could be materially different than the amount recorded.

      (c) During 1994 the Company negotiated a settlement of a loan from the Ontario Development Corporation. The terms provided for a discount of $93,222, ($51,887 net of tax) which was recorded as an extraordinary item.

10.   Share Capital

      (a)  Authorized

           20 million common shares
           23,350 preferred shares on March 31, 1994 and 1995 and no shares on March 31, 1996

      (b)  Changes to Issued Share Capital

           (i) In November 1994, 240,000 shares were contributed from principal shareholders.

           (ii) In April 1995, the Company acquired a minority interest in a U.S. based marketing company in exchange for 240,000 shares of the Company's common stock and 100,000 warrants to purchase common shares at $4.00. For the purposes of this acquisition the Company's shares were valued at $3.00 per share.

           (iii) On September 18, 1995, the outstanding common shares of the Company were backsplit 8 for 10. The number of authorized common shares were changed from unlimited to 20 million. These changes have been treated retroactive to all prior period share information and earnings per share calculations.

           (iv) October 13, 1995 the Company consummated a bridge financing for which it issued an aggregate of 84,000 common shares and warrants to purchase 840,000 common shares exercisable during the four year period commencing one year from the date of the initial public offering at a purchase price of $4.00 per share.

           (v) On December 15, 1995 the Company completed an initial public offering whereby 1,650,000 common shares were sold for $5 per share and 1,650,000 redeemable warrants for $0.10 per warrant exercisable. The proceeds of this issue, net of underwriting and other issue expenses totalling $2,352,945, was $6,062,055.

           (vi) In January 1996 the underwriter exercised the option granted to them in the terms of the initial public offering to purchase an additional 247,500 common shares and 247,500 warrants at $5.00 and $0.10 each respectively for the purposes of covering over allotments.

           (vii) During the year the underwriter purchased 165,000 warrants at a price of $.001 each for an aggregate of $165, which entitles the underwriter to purchase 165,000 common shares at a purchase price of $8.25 per share and also entitles the underwriter to purchase an additional 165,000 of warrants at a purchase price of $0.165 per warrant. The warrants purchased during 1996 are exercisable during the four year period commencing December 15, 1996.

           (viii) During the year the Company settled a lawsuit for $185,000 which the controlling shareholders had jointly and severally agreed to idemnify and hold harmless the Company. The controlling shareholders surrendered to the Company, 16,087 common shares of the Company with a fair market value equal to the amount of the settlement.

      (c)  Preferred Shares

           The preferred shares provided for one-vote per share with increases in the votes per share should certain performance criteria be met. In June 1995, these shares were converted to 116,750 common shares. For the purposes of this exchange, the Company's shares were valued at $3.00 which resulted in a compensation expense of $166,974. On November 14, 1995, the shareholders approved the cancellation of the authorized preferred shares.

      (d)  Employee Stock Option Plan

           In July 1995, the board of directors approved an employee stock option plan covering options to purchase 300,000 common shares. Options to purchase 200,000 common shares at an exercise price of $5.00 per share have been issued to two members of management in exchange for the cancellation of previously issued warrants to purchase 200,000 common shares. These options are exercisable commencing one year from the consummation of a public offering and expire in July 2005. Options to purchase 100,000 common shares have not been issued as of March 31, 1996.

      (e)  Earnings (Loss) per Common Share

           The computation of earnings per common share and common equivalent share is based on the weighted average number of common shares outstanding during the year except as noted below plus (in years which they have a dilutive effect) the effect of common shares contingently issuable pursuant to outstanding warrants. Pursuant to SEC requirements, shares issued within a one year period prior to the filing of a registration statement relative to an initial public offering ("IPO") at a price below the IPO price should be treated as outstanding for all reported years.

           The weighted average number of common shares used in calculating earnings per common share after retroactive application of the backsplit is as follows:

                                                  1994        1995        1996
                                                  ---------------------------------

           Shares outstanding at year end         2,351,910   2,111,910   4,434,073
                                                  =================================

           Weighted average shares outstanding    2,507,375   2,712,660   3,078,428
                                                  =================================

11.   Income Taxes

      (a) The components of the provision for income taxes on earnings before income taxes are as follows:

                                             1994         1995       1996
                                             ---------------------------------

           Current                           $       -    $     -    $       -
           Deferred provision                 (264,181)    25,000     (176,000)
           Ontario research and development
            super allowance                    (85,810)    (5,000)     (20,000)
           Change in valuation adjustment      288,550          -      113,313
                                             ---------------------------------
                                             $ (61,441)   $20,000    $ (82,687)
                                             =================================

           The extraordinary item during 1996 is net of taxes of $148,266.

           During 1996, the Company applied issue costs related to the initial public offering in the amount of $2,352,945 to reduce shareholders' equity. This amount gives rise to a tax benefit of $633,000, however a valuation allowance has been recorded for the full amount.

      (b) The reconciliation of income taxes calculated at the statutory rate of 44.6% to the total tax provision is as follows:

                                                            1994         1995        1996
                                                            ----------------------------------

           Income taxes (recovery) at statutory rate        $ 363,000    $ 38,000    $(495,000)
           Loss carry forwards                               (247,411)          -            -
           Small business deduction                           (24,000)    (13,000)           -
           Items not deductible for income tax purposes             -           -      176,000
           Permanent difference resulting from the Ontario
            research and development incentive deduction      (85,810)     (5,000)     (20,000)
           Permanent difference resulting from no
            income taxes being exigible in India              (67,220)          -       (4,000)
           Adjustment to valuation adjustment                       -           -      260,313
                                                            ----------------------------------
                                                            $ (61,441)   $ 20,000    $ (82,687)
                                                            ==================================

           Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes (see
           Note 13).

      (c)  Deferred tax liabilities (assets)

           Deferred tax liabilities (assets) have been recorded at current rates as follows:

                                                            1994         1995         1996
                                                            -------------------------------------

           Liabilities:
             Research and development costs included in
              inventory, deductible as expense for tax
              purposes                                      $(191,000)   $ (43,387)   $   (52,000)
             Deferred financing costs, deductible
              as expense for tax purposes                    (114,000)     (19,000)             -
             Deferred development costs, deductible
              as expense for tax purposes                     (19,000)     (17,000)             -
             Excess of amortization on capital assets for
              tax purposes over amortization recorded for
              accounting purposes                              (1,000)     (74,000)       (31,000)
                                                            -------------------------------------
                                                             (325,000)    (153,387)       (83,000)
                                                            -------------------------------------

           Assets:
             Financing costs                                        -            -         59,000
             Balance of pool of Scientific Research &
              Development available to reduce taxable
              income for future years                         155,048            -        339,000
             IOC loan interest, not deductible for tax
              purposes                                        107,000      153,000              -
             Tax losses available to reduce Provincial
              taxable income of future years                  157,000      258,000        209,000
             Share issue costs                                      -            -        633,000
                                                            -------------------------------------
                                                              419,048      411,000      1,240,000
                                                            -------------------------------------

           Less: Deferred tax asset valuation allowance       (75,000)    (258,000)    (1,093,800)
                                                            -------------------------------------

           Net tax asset (liability)                        $  19,048    $    (387)   $   (63,200)
                                                            =====================================

           The Company has net operating loss carryforwards available to reduce Ontario taxable income of approximately $1,350,000 which expire during the years 1999 through 2004.

           The net valuation allowance for 1995 is related to the tax benefit of the losses and net operating losses carryforward. The allowance was increased in 1996 for the tax benefit of additional losses and deductible temporary differences.

12.   Commitments

      (a) The Company has entered into a 3 year management and consulting agreement for management, marketing, planning and related services with a related company controlled by one of the directors to December 1998. The Company will pay $180,000 per year, for three consecutive years, for a total of $540,000.

      (b) The Company leases premises and office equipment under operating leases expiring in 2005. The approximate annual rental commitments during the lease terms are as follows:


           Year ended March 31, 1997          $ 82,000
           Year ended March 31, 1998            77,000
           Year ended March 31, 1999            69,000
           Year ended March 31, 2000            68,000
           Year ended March 31, 2001            66,000
                                              --------
                                              $362,000
                                              ========

           Approximate rental expense incurred under operating leases is as follows:

           Year ended March 31, 1995          $134,500
           Year ended March 31, 1996           127,665

      (c) The Company has entered into employment contracts with two members of management for a total of $190,000 per annum.

      (d) The Company has commitments under building construction contracts for approximately $232,000.

13.   Segmented Information

      (a) The Company operates in Canada and India in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:

                                         Canada       India        Intercompany   Total
                                         ---------------------------------------------------

      For the year ended March 31, 1994

        Revenue                          $1,710,875   $  147,539   $         -    $1,858,414
        Operating profit                    442,156       84,026             -       526,182
        Identifiable assets               2,003,172      425,210      (293,868)    2,134,514

      For the year ended March 31, 1995

        Revenue                          $1,920,849   $  103,440   $         -    $2,024,289
        Operating profit                     64,027          420             -        64,447
        Identifiable assets               2,412,511      593,527      (458,357)    2,547,681

      For the year ended March 31, 1996

        Revenue                          $1,430,918   $  576,883   $         -    $2,007,801
        Operating profit                   (849,219)       9,918             -      (839,301)
        Identifiable assets               8,933,132    1,627,339    (1,342,957)    9,217,514

      (b)  The breakdown of sales by geographic area is as follows:

                               1994         1995         1996
                               ------------------------------------

           Canada              $  116,000   $  116,666   $   56,032
           United States          567,720      723,064      730,055
           Middle East            288,040      394,399      335,682
           Asia                   207,894      312,233       80,576
           Europe                  48,640       78,879      464,000
                               ------------------------------------
                               $1,228,294   $1,625,241   $1,666,345
                               ====================================

      (c) For the year ended 1996 and 1995 no end user accounted for more than 5% of the Company's product sales. In 1996, approximately
           37% of the Company's product sales were made through seven distributors, with the largest representing approximately 9%.
           For the year ended March 31, 1995 sales to each of two major distributors amounted to approximately 10% of total product sales.

14.   Subsequent Events

      (a) In June 1996 the president and the vice-president were granted options to purchase 100,000 common shares of the Company at an exercise price of $8.50 per share.

      (b) In June 1996 certain third parties were issued warrants to purchase 100,000 common shares of the Company at $8.50 per share, in exchange for services rendered in connection with financial public relations work done on behalf of the Company.

15.   Contingent Liabilities

      Statements of claims have been or may be filed against the Company with respect to claims for non-payment of invoices in the amount of $185,000. The first claim in the amount of $75,000 has been made by a printer who provided printing services for the Company. The Company has accrued $40,000 for such claims. The second claim in the amount of $110,000 relates to invoices for accounting services provided by an accounting firm. The Company has accrued $35,000 for this claim.

16.   Supplemental Disclosure of Cash Flow Information

      Cash paid during the year:

                                                        1994     1995     1996
                                                        ----------------------------

      Interest                                          $5,510   $7,126   $   56,289
      Income taxes                                           -        -            -
                                                        ----------------------------
                                                        $5,510   $7,126   $   56,289
                                                        ============================

      Non monetary transaction during the year.

      Shares issued for investment in affiliate         $    -   $    -   $  720,000
      Shares issued in exchange for preferred shares         -        -      350,250
                                                        ----------------------------
                                                        $    -   $    -   $1,070,250
                                                        ============================