Form 10-Q
period 1996-06-30
WIDECOM GROUP INC
filed 1996-08-16
CIK 922023

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended:   June 30, 1996

      Commission file number:           1-13589


                             THE WIDECOM GROUP INC.
             (Exact name of registrant as specified in its charter)


               ONTARIO                                98-0139939
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


     55 CITY CENTER DRIVE, SUITE 500, MISSISSAUGA, ONTARIO, CANADA, L5B 1M3
               (Address of principal executive offices, zip code)


                                  905-566-0180
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]      No  [ ]

     As of August 14, 1996, the Company had 4,494,160 shares of its common stock, $.01 par value outstanding.

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

         See Attachment A.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's revenues are derived from product sales, which are recognized when products are shipped. Prior to January the Company was eligible for substantial research and development subsidies under certain programs established by the Canadian and Ontario governments. As of January 1, 1996, such programs were changed to provide for payment of such subsidies in the form of a reduction of taxes payable. Because the Company did not record a profit during the first fiscal quarter of 1996, and therefore no taxes were payable, no benefit from such government programs have been recognized in the current quarter.


Results of Operations

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

     Revenues for the quarter ended June 30, 1996 were $543,033, an increase of $22,375 or 4.3%, as compared to $520,658 for the quarter ended June 30, 1995. Sales for the quarter ended June 30, 1996 were $486,892, an increase of $34,792 as compared to $452,100 for the quarter ended June 30, 1995. Sales of the Company's WIDEfax Scan and 36" WIDEfax Modular Unit accounted for a majority of the sales increase. For the quarter ended June 30, 1995, sales of the 36" WIDEfax Modular Unit accounted for approximately 65% of the Company's product sales. For the quarter ended June 30, 1996, sales of the WIDEfax Scan and WIDEfax Modular Unit accounted for approximately 52% and 31%, respectively, of the Company's sales. No revenues were recognized from government sponsored research programs for the quarter ended June 30, 1996 as compared to $68,558 for the quarter ended June 30, 1995. During the current quarter the Company recognized revenue of $56,141 from interest on investments, as compared to no such earnings during the first fiscal quarter of 1995.

     The Company's cost of goods sold increased slightly from approximately 21.3% of product revenues in the quarter ended June 30, 1995 to 25% of product revenues during the same period of 1996. Operating expenses for the quarter ended June 30, 1996 were $914,829, an increase of $620,494, or 211%, as compared to $294,335 for the quarter ended June 30, 1995. Such increase was attributable primarily to increases in the Company's selling, general and administrative expenses, research and development expenses, and amortization charges. Selling, general and administrative expenses for the quarter ended June 30, 1996 increased by 357%, to $573,143, compared to $125,335 during the comparable quarter of 1995, which has been attributed by management to the Company's continued emphasis on product commercialization, particularly the introduction of the next generation WIDEfax Scan and WIDEfax Plotter, and the expansion of the Company's administrative and sales staff and offices in anticipation of expanding the Company's operations. Consistent with the Company's previously stated intention to increase its research and development work, such expenses increased by 63%, from $135,247 for the quarter ended June 30, 1995 to $220,636 for the same quarter of 1996. Amortization charges , which were only $7,497 in the first fiscal quarter of 1995 increased to $117,198 in the recently ended quarter, which reflects the amortization of the Company's increased asset base.


Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connection with the commercialization of its products. The Company has satisfied its working capital requirements principally from revenues and the proceeds of the Company's initial public offering, which closed in December 1995. Additionally, the Company received $231,500 (net) through the exercise of warrants to purchase 60,000 shares at a price of $4.00 per share during the first fiscal quarter of the current fiscal year.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        Current Report filed on Form 8-K on June 3, 1996, incorporated herein by reference.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE WIDECOM GROUP INC.


Date  August 15, 1996                   /s/  SUNEET S. TULI
      -------------------               ----------------------------------------
                                        Suneet S. Tuli, Executive Vice President


Date  August 15, 1996                   /s/  WILLEM J. BOTHA
      -------------------               ----------------------------------------
                                        Willem J. Botha, Chief Financial Officer

THE WIDECOM GROUP INC.
CONSOLIDATED BALANCE SHEET
(in United States dollars)
(Unaudited)

                                                     For the Three      For the Three
                                                     Months Ended       Months Ended
                                                       June 30,           June 30,
                                                         1996               1995
                                                     -------------      -------------

Assets

Current assets
  Cash and short term investments                     $ 4,508,475        $   101,548
  Term deposits                                                 -             97,648
  Accounts receivable                                     721,530            355,768
  Research and development grants receivable              706,918            577,010
  Inventory                                             1,169,419            641,522
  Advances to related parties                              85,052             10,007
                                                      ------------------------------
Total current assets                                    7,191,394          1,783,503
Capital assets                                          1,412,614            356,371
Deferred issue costs of public offering                         -            678,080
Investment in affiliate                                   540,000             85,500
                                                      ------------------------------
Total assets                                          $ 9,144,008        $ 2,903,454

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                   $   131,778        $    90,918
  Accounts payable and accrued liabilities                645,341            690,158
  Income taxes payable                                          -             10,502
  IOC loan payable                                              -            218,580
  Accrued interest on IOC loan payable                          -            305,241
  Loan from non-management shareholders                         -            264,424
  Deferred income taxes                                    62,977                  -
                                                      ------------------------------
Total current liabilities                             $   840,096        $ 1,579,823
                                                      ------------------------------

Shareholders' equity

 Common shares                                        $ 9,532,294        $ 1,107,850
 Contributed surplus                                      159,825            159,825
 Retained earnings (deficit)                          (1,317,812)            134,318
 Cumulative translation adjustment                       (70,395)            (78,362)
                                                      ------------------------------
                                                      $ 8,303,912        $ 1,323,631
                                                      ------------------------------
Total liabilities and shareholders' equity            $ 9,144,008        $ 2,903,454

THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in United States dollars)
(Unaudited)

                                                                 For the Three      For the Three
                                                                 Months Ended       Months Ended
                                                                   June 30,           June 30,
                                                                     1996               1995
                                                                 -------------      -------------

Revenue
  Product sales                                                   $   486,892        $   452,100
  Research and development grants                                                         68,558
  Interest income                                                      56,141
                                                                  ------------------------------
Total revenue                                                     $   543,033        $   520,658
                                                                  ------------------------------


Expenses

  Cost of sales                                                   $   121,723        $    96,510
  Research and development                                            220,636            135,247
  Selling, general and administrative                                 573,143            125,335
  Interest and bank charges                                             3,851             26,256
  Amortization                                                        117,198              7,497
                                                                  ------------------------------
Total expenses                                                    $ 1,036,551        $   294,335
                                                                  ------------------------------

Operating income (loss)                                           $  (493,518)       $   129,813

Net earnings (loss) for the period                                $  (493,518)       $   129,813

Earnings (loss) per common share before extraordinary
 item, primary and fully diluted                                  $     (0.11)       $      0.05

Earnings (loss) per common share primary and fully diluted        $     (0.11)       $      0.05

Weighted average number of shares outstanding                       4,434,073          2,468,660

THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in United States dollars)
(Unaudited)

                                                                  For the Three       For the Three
                                                                  Months Ended        Months Ended
                                                                    June 30,            June 30,
                                                                      1996                1995
                                                                  -------------       -------------

Cash provided by (used in)
Operating activities

Earnings (loss) for the period before extraordinary item          $   (493,518)        $  119,311

Add (deduct) items not requiring a cash outlay Amortization            117,198              7,497
                                                                  -------------------------------
                                                                      (376,320)           126,808

Net changes in non-cash working capital balances related
 to operations
  (Increase) decrease in accounts receivable                          (195,356)            26,311
  Increase in R & D grants receivable                                                     (60,235)
  Decrease (increase) in inventory                                    (714,482)           (41,414)
  Increase in accounts payable                                         253,121            113,490
  Increase in income taxes                                                   -             10,500
                                                                  -------------------------------
                                                                    (1,033,037)           175,460

Investing activities
  (Increase) decrease in term deposits                                       -             (1,917)
  Purchase of capital assets                                          (259,760)           (10,574)
  Advances to related parties                                                -            (11,461)
  Advances to shareholder                                                    -              7,934
  Purchase of shares in affiliate                                                         (85,000)
                                                                  -------------------------------
                                                                      (259,760)          (101,518)
                                                                  -------------------------------

Financing activities
  Increase (decrease) in bank indebtedness                                                (10,790)
  Shares issued for cash                                               231,500                  -
  Deferred issue costs of public offering                                                 (75,195)
  Loan payable                                                                             21,876
  Shares issued for purchase of affiliate                                                  85,500
                                                                  -------------------------------
                                                                       231,500             21,391

Effect of exchange rate changes on cash                                (73,719)             2,687
Net increase (decrease) in cash during the period                   (1,135,016)            98,020

Cash and equivalents, beginning of period                            5,643,491              3,528
                                                                  -------------------------------

Cash and equivalents, end of period                               $ 4,508,475          $  101,548
                                                                  ===============================

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
(Unaudited)


1.   Presentation of Interim Information

     In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 1996 and the results of operations for the three months ended June 30, 1995 and 1996 and cash flows for the three months ended June 30, 1996. Interim results are not necessarily indicative of results for the full year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10Q and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1996.


2.   Financial Statements

     The consolidated  financial  statements include the accounts of the Company
and  its  wholly  owned  subsidiary.   All  significant  intercompany  balances,
transactions and stockholdings have been eliminated.

     The investments in an affiliate is accounted for on an equity basis and the $720,000 excess of the purchase price over the underlying value of the assets has been attributed to goodwill. The goodwill is being amortized over five years resulting in amortization to date of $180,000.

3.   Inventories

     Inventories  are  summarized  as  follows:-


                                           June 30,        June 30,
                                             1996            1995
                                          -----------      ---------

     Raw materials                        $   764,363      $ 532,456
     Work in progress                         296,300         36,763
     Finished goods                           108,756         72,303
                                          --------------------------
     Total inventories                    $ 1,169,419      $ 641,522
                                          ==========================

4.   Capital Assets

     Capital assets consist of:

                                                           June 30, 1996                   June 30, 1995
                                                    ---------------------------     --------------------------
                                                                   Accumulated                    Accumulated
                                                       Cost        Amortization       Cost        Amortization
                                                    -----------    ------------     ---------     ------------

     Machinery, plant and computer equipment        $   879,575    $   196,952      $ 323,135     $  14,820
     Furniture and fixtures                             150,974         24,199         75,048        26,992
     Prototype and jigs                                 442,661         55,672              -             -
     Land                                                67,219
     Building under construction                        149,008
                                                    -----------
                                                    $ 1,689,437    $   276,823      $ 398,183     $  41,812
                                                    ===========================================================


     Net book value                                                $ 1,412,614                    $ 356,371
                                                                   ===========                    =========

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
(Unaudited)


5.   Share Capital

     Changes to issued share capital:

     In June 1996, 60,000 of the 840,000 Bridge warrants were converted to Common shares, for proceeds of $231,500.


6.   Contingent Liabilities

     Statements of claims have been filed against the Company with respect to the following matters: Claims for non-payment of invoices in the amount of $185,000. The first claim in the amount of $75,000 has been made by a printer who provided printing services for the Company. The Company has accrued $40,000 for such claim. The second claim in the amount of $110,000 relates to invoices for accounting services provided by an accounting firm. The Company has accrued $35,000 for this claim.