Form 10-Q
period 1996-09-30
WIDECOM GROUP INC
filed 1996-11-18
CIK 922023

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period            Commission file number:  1-13589
      ended: September 30, 1996


                           THE WIDECOM GROUP INC.
           (Exact name of registrant as specified in its charter)

               ONTARIO                               98-0139939
    (State or other jurisdiction of                (I.R.S Employer
    incorporation or organization)               Identification No)


    55 CITY CENTER DRIVE, SUITE 500, MISSISSAUGA, ONTARIO, CANADA, L5B 1M3
             (Address of principal executive offices, zip code)


                                905-566-0180
            (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x   No
                                                     ---      ---

      As of November 14, 1996, the Company had 4,494,073 shares of its common stock, $.01 par value outstanding.


                       PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      See Attachment A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Company's revenues are derived from product sales, which are recognized when products are shipped. Prior to January, 1996 the company was eligible for substantial research and development grants. As of January 1, 1996 grants are made as a reduction of taxes payable. As no taxes are payable in the quarter, no grants have been recognized. This compares to $86,971 recognized in the same period of the prior fiscal year.

      During the quarter the Company earned $49,807 interest on short-term investments. No interest was earned in the same period of 1995 as no funds were available for investment.

Results of Operations

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30,
1995

      Revenues for the quarter ended September 30, 1996 were $409,108, a decrease of $148,136 or 26.6%, as compared to $557,244 for the quarter ended September 30, 1995. Sales for the quarter ended September 30, 1996 were $359,301, a decrease of $110,972 as compared to $470,273 for the quarter ended September 30, 1995. For the quarter ended September 30, 1995, sales of the 36" WIDEfax Modular Unit accounted for approximately 63.2% of the Company's product sales. For the quarter ended September 30, 1996, sales of the WIDEfax Scan and WIDEfax Modular Unit accounted for approximately 58.9% and 29.8%, respectively, of the Company's sales. No revenues were recognized from government sponsored research programs for the quarter ended September 30, 1996 as compared to $86,971 for the quarter ended September 30, 1995.

      Operating expenses for the quarter ended September 30, 1996 were $862,336, an increase of $216,990, or 33.6%, as compared to $645,346 for the quarter ended September 30, 1995. Research and development expenses decreased from $211,084 for the quarter ended September 30,1995 to $188,743 for the quarter ended September 30, 1996. Selling, general and administrative expenses for the quarter ended September 30, 1996 increased by $210,406 and increased as a percentage of revenues from 55.5% to 127.1%. The increases in absolute dollars and as a percentage of revenues were due to marketing expenses associated with continued emphasis on product commercialization, particularly the introduction of the next generation WIDEfax Scan and WIDEfax Plotter and the expansion of the Company's administrative and sales staff and offices in anticipation of expanding the Company's operations.

Six Months Ended September 30, 1996 Compared to Six Months Ended September 30, 1995

      Revenues for the six months ended September 30, 1996 were $951,030, a decrease of $126,872 or 11.8%, compared to $1,077,902 for the six months ended September 30, 1995.

      Operating expenses for the six months ended September 30, 1996 were $1,775,364, an increase of $836,683, or 89.0%, compared to $939,681 for the six months ended September 30, 1995. Operating expenses also increased as a percentage of revenues from 87.2% for the six months ended September 30, 1995 to 186.7% for the six months ended September 30, 1996. The increases in absolute dollars and as a percentage of revenues were due to marketing expenses associated with continued emphasis on product commercialization, particularly the introduction of the next generation WIDEfax Scan and WIDEfax Plotter and the expansion of the Company's administrative and sales staff and offices in anticipation of expanding the Company's operations.

Liquidity and Capital Resources

      The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connection with the commercialization of its products. The Company has historically satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. During the quarter ended June 30, 1996 the Company raised $231,500 (net) upon the conversion of warrants to common shares.


                         PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

      None.

Item 2.  Changes in Securities.

      None.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      None.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.




Date  November 13, 1996                /s/  Suneet S. Tuli
                                       --------------------------------------
                                            Suneet S. Tuli,
                                            Executive Vice President


Date  November 13, 1996                /s/ Willem J. Botha
                                       --------------------------------------
                                           Willem J. Botha,
                                           Chief Financial Officer


THE WIDECOM GROUP INC.
CONSOLIDATED BALANCE SHEET
(in United States dollars)
(Unaudited)

                                                   September 30,    September 30,
                                                       1996             1995
                                                       ----             ----

Assets
------
Current assets
  Cash and short term investments                  $ 3,407,945      $   26,115
  Accounts receivable                                  600,451         431,004
  Accounts receivable from affiliated companies              -         136,075
  Research and development grants receivable           704,123         641,928
  Inventory                                          1,425,475         541,593
                                                   ---------------------------
Total current assets                                 6,137,994       1,776,715
Capital assets                                       1,820,763         343,561
Deferred issue costs of public offering                      -         760,699
Investment in affiliate                                504,000         660,000
                                                   ---------------------------
Total Assets                                       $ 8,462,757      $3,540,975


Liabilities and Shareholders' Equity
------------------------------------
Current liabilities
  Bank indebtedness                                    147,835                -
  Accounts payable and accrued liabilities             521,704          767,054
  IOC loan payable                                           -          223,590
  Accrued interest on IOC loan payable                       -          334,596
  Loan from non-management shareholders                      -          310,711
  Deferred income taxes                                 62,728                -
                                                   ----------------------------
Total current liabilities                              732,267        1,635,951
                                                   ----------------------------

Shareholders' equity

  Common shares                                      9,532,294        1,909,324
  Contributed surplus                                  159,825          159,825
  Retained earnings (deficit)                       (1,859,928)         (59,486)
  Cumulative translation adjustment                   (101,701)        (104,639)
                                                   ----------------------------
                                                     7,730,490        1,905,024
                                                   ----------------------------
Total Liabilities and Shareholders' equity         $ 8,462,757      $ 3,540,975


THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OPERATIONS
(in United States dollars)
(Unaudited)

                                                 For The Three   For the Three   For the Six      For the Six
                                                 Months Ended    Months Ended    Months End       Months Ended
                                                 September 30,   September 30,   September 30,    September 30,
                                                 1996            1995            1996             1995
                                                 -------------   -------------   -------------    -------------


Product sales                                    $  359,301      $  470,273      $  845,197       $  922,373
Cost of sales                                        89,826         116,204         211,300          212,714
                                                 -----------------------------------------------------------
Gross profit                                        269,475         354,069         633,897          709,659

Research and development grants                           -          86,971               -          155,529
Interest income                                      49,807               -         105,833                -
                                                 -----------------------------------------------------------

Net revenue                                         319,282         441,040         739,730          865,188
                                                 -----------------------------------------------------------

Expenses
  Research and development                          188,743         211,084         408,927          346,331
  Selling, general and administrative               519,847         309,441       1,092,537          434,776
  Interest and bank charges                           4,002          30,194           7,126           56,450
  Amortization                                      149,744          94,627         266,774          102,124
                                                 -----------------------------------------------------------
Total operating expenses                            862,336         645,346       1,775,364          939,681
                                                 -----------------------------------------------------------

Operating income (loss)                            (543,054)       (204,306)     (1,035,634)         (74,493)
                                                 -----------------------------------------------------------

Earnings (loss) before extraordinary item          (543,054)       (204,306)     (1,035,634)         (74,493)

Extraordinary item, net of tax                            -               -               -                -
                                                 -----------------------------------------------------------

Net Earnings (loss) for the period               $ (543,054)     $ (204,306)     $ (1,035,634)    $  (74,493)

Earnings (loss) per common share before
 extraordinary item, primary and fully diluted   $    (0.12)     $    (0.08)     $      (0.23)    $    (0.03)

Earnings (loss) per common share primary
 and fully diluted                               $    (0.12)     $    (0.08)     $      (0.23)    $    (0.03)

Weighted average number of shares outstanding     4,464,073       2,476,993         4,464,073      2,476,993



THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in United States dollars)
(Unaudited)

                                                      For the Six       For the Six
                                                      Months Ended      Months Ended
                                                      September 30,     September 30,
                                                      1996              1995
                                                      -------------     -------------

Cash provided by (used in)
Operating activities
Earnings (loss) for the period before
 extraordinary item                                   $(1,035,634)      $ (74,493)
Add (deduct) items not requiring a cash outlay
  Amortization                                            266,774         102,124
  Accrued interest on IOC loan payable                          -          44,004
  Compensation benefit on stock transaction                     -         166,974
                                                      ---------------------------
                                                         (768,860)        238,609

Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                       (96,937)       (173,407)
  (Increase) in R & D grants receivable                         -        (125,928)
  (Increase) decrease in inventory                       (974,087)         71,150
  Increase in accounts payable                            131,362         174,246
                                                      ---------------------------
                                                       (1,708,522)        184,670

Investing activities
  Decrease in term deposits                                     -          98,921
  Purchase of capital assets                             (787,284)        (19,373)
  Advances to related parties                                   -         (21,699)
                                                      ---------------------------
                                                         (787,284)         57,849
                                                      ---------------------------

Financing activities
  Increase (decrease) in bank indebtedness                 16,600        (104,427)
  Shares issued for cash                                  231,500               -
  Deferred issue costs of public offering                       -        (126,280)
  Loan from shareholders                                        -          39,585
                                                      ---------------------------
                                                          248,100        (191,122)
                                                      ---------------------------

Effect of exchange rate changes on cash                    12,160         (28,810)
                                                      ---------------------------
Net increase (decrease) in cash during the period      (2,235,546)         22,587

Cash and equivalents, beginning of period               5,643,491           3,528
                                                      ---------------------------

Cash and equivalents, end of period                   $ 3,407,945       $  26,115



The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
(Unaudited)

1.  Presentation of Interim Information

    In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 1996 and the results of operations for the three months ended September 30, 1995 and 1996 and cash flows for the six months ended September 30, 1996. Interim results are not necessarily indicative of results for full year.

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

    The investments in an affiliate is accounted for on an equity basis and the $720,000 excess of the purchase price over the underlying value of the assets has been attributed to goodwill. The goodwill is being amortized over five years resulting in amortization to date of $216,000.


3.  Inventories

    Inventories are summarized as follows:-

                                            September       September
                                            30, 1996        30, 1995
                                            -------------------------

      Raw materials                         $  550,700      $260,834
      Work in progress                         705,129       210,506
      Finished goods                           169,646        70,253
                                            ------------------------
      Total inventories                     $1,425,475      $541,593


4.  Capital Assets

      Capital assets consist of:

                                      September 30, 1996                September 30, 1995
                                  ---------------------------       -------------------------
                                                 Accumulated                     Accumulated
                                  Cost           Amortization       Cost         Amortization
                                  ----           ------------       ----         ------------

     Machinery, plant and
      computer equipment          $1,344,159     $  282,665         $346,863     $ 47,286
     Furniture and fixtures           87,105         23,064           75,048       31,064
     Motor vehicles                   64,883          7,847                -            -
     Prototype and jigs              440,910         75,740                -            -
     Land                             66,954              -                -            -
     Building under
      construction                   206,068              -                -            -
                                  -------------------------------------------------------
                                  $2,210,079     $  389,316         $421,911     $ 78,350

     Net book value                              $1,820,763                      $343,561


5.  Share Capital

    Changes to issued share capital:

    In June, 1996, 60,000 of the 840,000 Bridge warrants were converted to Common shares, for net proceeds of $231,500.


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