Form 10-Q
period 1996-12-31
WIDECOM GROUP INC
filed 1997-02-18
CIK 922023

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended:            Commission file number:
          December 31, 1996                            1-13588


                           THE WIDECOM GROUP INC.
           (Exact name of registrants as specified in its charter)


               ONTARIO                               98-0139939
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No)


    55 CITY CENTER DRIVE, SUITE 500, MISSISSAUGA, ONTARIO, CANADA, L5B 1M3
              (Address of principal executive office, zip code)


                                905-566-0180
            (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No
    ---      ---

      As of February 18, 1997 the Company had 4,579,073 shares of its common stock, $.01 par value outstanding.


PART l:  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      See Attachment A.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The Company's revenues are derived from product sales, which are recognized when products are shipped. Prior to January, 1996 the company was eligible for substantial research and development grants. As of January 1, 1996 grants are made as a reduction of taxes payable. As no taxes are payable in the quarter, no grants have been recognized. This compares to $94,810 recognized in the same period of the prior fiscal year.

      During the quarter the Company earned $12,391 interest on short-term investments. No interest was earned in the same period of 1995 as no funds were available for investment.

Results of Operations

Quarter Ended December 31, 1996 Compared to Quarter Ended December 31, 1995

      Revenues for the quarter ended December 31, 1996 were $376,861 an increase of $32,993 or 9.59%, as compared to $343,868 for the quarter ended December 31, 1995. Sales for the quarter ended December 31, 1996 were $364,470, an increase of $115,412 as compared to $249,058 for the quarter ended December 31, 1995. For the quarter ended December 31, 1995, sales of the 36" WIDEfax Modular Unit and WIDEfax Scan accounted for approximately 46.10% and 32.60%, respectively, of the Company's product sales. For the quarter ended December 31, 1996, sales of the WIDEfax Color Scan and WIDEfax Scan accounted for approximately 72.30% and 24.70% respectively, of the Company's sales. No revenues were recognized from government sponsored research programs for the quarter ended December 31, 1996 as compared to $94,810 for the quarter ended December 31, 1995.

      Operating expenses for the quarter ended December 31, 1996 were $1,179,624, an increase of $842,090, or 249.48%, as compared to $337,534 for the quarter ended December 31, 1995. Research and development expenses decreased from $137,089 for the quarter ended December 31, 1995 to $91,828 for the quarter ended December 31, 1996. Selling, general and administrative expenses for the quarter ended December 31, 1996 increased by $762,315 and increased as a percentage of revenues from 43.45% to 241.92%. The increases in absolute dollars and as a percentage of revenues were due to marketing expenses associated with continued emphasis on product commercialization, particularly the introduction of the next generation WIDEfax Scan and WIDEfax Plotter and the expansion of the Company's administrative and sales staff and offices in anticipation of expanding the Company's operations.

Nine Months Ended December 31, 1996 Compared to Nine Months Ended December 31, 1995

      Revenues for the nine months ended December 31, 1996 were $1,328,648, a decrease of $102,821 or 7.18%, compared to $1,431,469 for the nine months ended December 31, 1995.

      Operating expenses for the nine months ended December 31, 1996 were $2,952,437, an increase of $1,667,437, or 129.76%, compared to $1,285,000 for the nine months ended December 31, 1995. Operating expenses also increased as a percentage of revenues from 89.77% for the nine months ended December 31, 1995 to 222.21% for the nine months ended December 31, 1996. The increases in absolute dollars and as a percentage of revenues were due to marketing expenses associated with continued emphasis on product commercialization, particularly the introduction of the next generation WIDEfax Scan and WIDEfax Plotter and the expansion of the Company's administrative and sales staff and offices in anticipation of expanding the Company's operations.

Liquidity and Capital Resources

      The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connection with the commercialization of its products. The Company has historically satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. During the quarter ended December 31, 1996 the Company raised $340,000 (net) upon the conversion of warrants to common shares. In light of the Company's current cash position, management expects that additional equity capital will be required during the first several months of 1997. The Company expects that such equity will be supplied by its currently-ongoing warrant redemption program. There can be no assurance, however, that sufficient equity will be raised by that program. Investors should refer to the Risk Factors describing the Company's need for liquidity in the Company's preexisting filings with the Securities and Exchange Commission.



PART ll:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27-Financial Data Schedule.



SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.




Date  February 18, 1997                /s/ Raja S. Tuli
      -------------------------        ----------------------------------------
                                       Raja S. Tuli, President




Date  February 18, 1997                /s/ Willem J. Botha
      -------------------------        ----------------------------------------
                                       Willem J. Botha, Chief Financial Officer


THE WIDECOM GROUP INC.
CONSOLIDATED BALANCE SHEET
(in United States dollars)
(Unaudited)

                                                December 31,    December 31,
                                                    1996            1995
                                                    ----            ----

----------------------------------------------------------------------------
Assets

Current assets
  Cash and short term investments               $   744,136    $  6,131,223
  Accounts receivable                               698,394         377,354
  Research and development grants receivable        703,358         699,371
  Inventory                                       1,462,211         555,570
                                                ---------------------------

Total current assets                              3,608,099       7,763,518

Capital assets                                    1,986,253         627,147

Investment in joint venture                       1,786,892               -

Investment in affiliate                             468,000         614,129
                                                ---------------------------
Total assets                                    $ 7,849,244     $ 9,004,794
---------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                             $   231,051     $         -
  Accounts payable and accrued liabilities          409,027         542,938
  Loan from non-management shareholders                   -         304,333
  Deferred income taxes                              62,659               -
                                                ---------------------------
Total current liabilities                           702,737         847,271

Shareholders' equity

  Common shares                                   9,872,294       8,266,528
  Contributed surplus                               159,825         159,825
  Retained earnings (deficit)                    (2,800,464)       (191,384)
  Cumulative translation adjustment                 (85,148)        (77,446)
                                                ---------------------------
                                                  7,146,507       8,157,523
                                                ---------------------------
Total liabilities and shareholders' equity      $ 7,849,244     $ 9,004,794
---------------------------------------------------------------------------


THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OPERATIONS                For The Three    For the Three    For the Nine    For the Nine
(in United States dollars)                        Months Ended     Months Ended     Months Ended    Months Ended
(Unaudited)                                       December 31,     December 31,     December 31,    December 31,
                                                  1996             1995             1996            1995
                                                  -------------    -------------    ------------    ------------

----------------------------------------------------------------------------------------------------------------

Product sales                                     $   364,470      $  249,058       $ 1,210,093     $ 1,179,731
Cost of sales                                          91,118          47,694           302,524         262,322
Gross profit                                          273,352         201,364           907,569         917,409

Research and development grants                             -          94,810                 -         251,738
Interest income                                        12,391               -           118,555               -

Net revenue                                           285,743         296,174         1,026,124       1,169,147


Expenses
  Research and development                             91,828         137,089           501,666         494,998
  Selling, general and administrative                 911,711         149,396         2,001,125         420,060
  Interest and bank charges                             4,892          (3,666)           12,007          53,292
  Compensation benefit on stock transaction                 -               -                 -         166,974
  Amortization                                        171,193          54,715           437,639         149,676
Total operating expenses                            1,179,624         337,534         2,952,437       1,285,000

Operating income (loss)                              (893,881)        (41,360)       (1,926,313)       (115,853)

Equity in earnings (loss) of joint  venture           (49,857)              -           (49,857)              -

Debt discount                                               -         255,478                 -         255,478
Finance fees                                                -         167,277                 -         167,277
                                                      (49,857)        422,755           (49,857)        422,755

Earnings (loss) before income
 taxes and extraordinary item                        (943,738)       (464,115)       (1,976,170)       (538,608)
Provision for (recovery of)
 income taxes
    Current                                                 -               -                 -               -
    Deferred                                                -         (63,200)                -         (63,200)
                                                            -         (63,200)                -         (63,200)
Earnings (loss) before
 extraordinary item                                  (943,738)       (400,915)       (1,976,170)       (475,408)
Extraordinary item, net of tax                              -         269,017                 -         269,017

Net earnings (loss) for the period                $  (943,738)     $ (131,898)      $(1,976,170)    $  (206,391)
---------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share before
 extraordinary item, primary and fully diluted    $     (0.21)     $    (0.14)      $     (0.43)    $     (0.19)
---------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share primary
 and fully diluted                                $     (0.21)     $    (0.05)      $     (0.43)    $     (0.08)
---------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding       4,579,073       2,770,226         4,579,073       2,569,547
---------------------------------------------------------------------------------------------------------------



THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                             For the Nine    For the Nine
(in United States dollars)                                        Months Ended    Months Ended
(Unaudited)                                                       December, 31    December 31,
                                                                  1996            1995
                                                                  ------------    ------------
----------------------------------------------------------------------------------------------

Cash provided by (used in)
Operating activities
Earnings (loss) for the period before
 extraordinary item                                               $(1,976,170)    $  (475,408)
Add (deduct) items not requiring a cash outlay
  Amortization                                                        437,639         149,676
  Deferred income taxes                                                     -          63,200
  Accrued interest on IOC loan payable                                      -        (269,017)
  Compensation benefit on stock transaction                                 -         166,974
                                                                  ---------------------------
                                                                   (1,538,531)       (364,575)

Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                                  (196,575)        (17,986)
  (Increase) in R & D grants receivable                                     -        (192,691)
  (Increase) decrease in inventory                                 (1,016,617)              -
  Increase in accounts payable                                         67,107          32,823
  Other                                                                     -         (22,503)
  Decrease (increase) in prepaid expenses                                   -          37,008
                                                                  ---------------------------
                                                                   (2,684,616)       (527,924)
                                                                  ---------------------------

Investing activities
  Purchase of capital assets                                       (1,093,145)       (264,930)
  Purchase of equity in Joint Venture                              (1,836,750)              -
                                                                  ---------------------------
                                                                   (2,929,895)       (264,930)
                                                                  ---------------------------

Financing activities
  Increase (decrease) in bank indebtedness                            100,593        (101,708)
  Shares issued for cash                                              571,500       6,105,204
  Advances (repayment) of Ontario Development Corporation loan              -        (214,290)
  Loan from shareholders                                                    -          45,086
  Shares issued in settlement of debt                                       -         252,000
  Shares issued for purchase of investment                                  -         720,000
                                                                  ---------------------------
                                                                      672,093       6,806,292
                                                                  ---------------------------

Effect of exchange rate changes on cash                                43,063          18,526
                                                                  ---------------------------

Net increase (decrease) in cash during the period                  (4,899,355)      6,031,964

Cash and equivalents, beginning of period                           5,643,491          99,259
                                                                  ---------------------------

Cash and equivalents, end of period                               $   744,136     $ 6,131,223
---------------------------------------------------------------------------------------------



The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
(Unaudited)

-------------------------------------------------------------------------------


1.    Presentation of Interim Information

      In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 1996 and the results of operations for the three months ended December 31, 1995 and 1996 and cash flows for the nine months ended December 31, 1996. Interim results are not necessarily indicative of results for full year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1996.

-------------------------------------------------------------------------------

2.    Financial Statements

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

      The investment in an affiliate is accounted for on an equity basis and the $720,000 excess of the purchase price over the underlying value of the assets has been attributed to goodwill. The goodwill is being amortized over five years resulting in amortization to date of $252,000.

      In November 1996, Company entered into a joint venture with Societe Innovatech du Grand Montreal ("Innovatech") and two smaller companies to establish a research and development consortium (the "Consortium"). The Company acquired a 45% stake in the Consortium in exchange for approximately $1,836,749. This enables the Company to continue to receive research and development grants, which should substantially expand the amount of research and development that can be undertaken.

      The Company and Innovatech have also entered into an agreement which may permit the Company to acquire Innovatech's interest in the Consortium in exchange for 253,000 shares of Company's common stock.

      The investment in the Consortium is accounted for on the equity basis, and the Company's 45% share of the operating loss in the Consortium for the period ended December 31, 1996, is $49,857.

-------------------------------------------------------------------------------

3.    Inventories

      Inventories are summarized as follows:-

                                December      December
                                31, 1996      31, 1995
                                ----------    --------

      Raw materials             $  427,464    $263,400
      Work in progress             551,362     264,330
      Finished goods               483,385      27,840
                                ----------------------
      Total inventories         $1,462,211    $555,570
                                ----------------------
-------------------------------------------------------------------------------

4.    Capital Assets

      Capital assets consist of:

                                    December 31, 1996            December 31, 1995
                                --------------------------    ------------------------
                                              Accumulated                 Accumulated
                                   Cost       Amortization      Cost      Amortization
                                ----------    ------------    --------    ------------

      Machinery, plant and
       computer equipment       $1,606,318    $  387,612      $577,570    $ 50,302
      Furniture and fixtures        94,106        27,657       119,803      19,924
      Motor vehicles                64,069        10,893
      Prototype and jigs           440,432        95,923
      Land                          66,881
      Building under
       construction                236,532
                                ----------
                                $2,508,338    $  522,085      $697,373    $ 70,226
                                --------------------------------------------------

      Net book value                          $1,986,253                  $627,147
                                              ------------------------------------

-------------------------------------------------------------------------------

5.    Share Capital

      Changes to issued share capital:

      During the period ended December 31, 1996, 145,000 of the 840,000 Bridge warrants were converted to Common shares, for proceeds of $571,500.

-------------------------------------------------------------------------------

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