Form 10-K
period 1997-03-31
WIDECOM GROUP INC
filed 1997-07-14
CIK 922023

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         Annual Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended March 31, 1997


                         COMMISSION FILE NUMBER 1-13588

                             THE WIDECOM GROUP INC.
             (Exact Name of Registrant as specified in its Charter)

       ONTARIO, CANADA                                  98-0139939
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

267 MATHESON BOULEVARD EAST, MISSISSAUGA, ONTARIO, CANADA             L4Z 1X8
           (Address of principal executive offices)                  (Zip Code)

                                 (905) 712-0505
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each Exchange on
             Title of each class                         which Registered
             -------------------                         ----------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE             BOSTON STOCK EXCHANGE
   WARRANTS TO PURCHASE COMMON STOCK                  BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
                                                     Name of each Exchange on
             Title of each class                         which Registered
             -------------------                         ----------------
   COMMON STOCK, PAR VALUE $.01 PER SHARE             NASDAQ SMALLCAP MARKET
   WARRANTS TO PURCHASE COMMON STOCK                  NASDAQ SMALLCAP MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the registrants' common stock on the Nasdaq SmallCap Market as of July 7, 1997 was approximately $9,948,089.

     The number of shares outstanding of registrant's common stock as of June 30, 1997 was 5,565,251 shares
============================================================================

     All references to "dollar" or "$" in this Annual Report are to United
                                 States dollars.


                                     PART I

BUSINESS

THE COMPANY

     The Company was incorporated in Ontario, Canada in June 1990. The Company designs, assembles and recently commenced limited marketing of high-speed, high-performance document systems which transmit, receive, print, copy and/or archive wide format documents, such as blueprints, schematics, newspaper layouts and other mechanical and engineering drawings. The Company's products include WIDEfax Scan, a 36" wide format scanner, and WIDEfax Plotter, a 36" wide format plotter (printer). The Company also markets WIDEfax Modular Unit which incorporates a WIDEfax Scan module, a WIDEfax Plotter module, optional internal modems and software to permit the unit to interface with a personal computer and combine scanning, printing, facsimile and copying functions in one unit. The Company has only recently commenced commercialization activities which, to date, have resulted in only limited product sales.

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

     On October 2nd, 1996, the Company formed a research and development consortium known as 3994340 Canada Inc., operating as Technologies NovImage ("NovImage"), with an economic development agency of the Province of Quebec. The Company is now conducting all of its research and development activities through NovImage, which activities are expected to qualify for partial funding from governmental agencies.

PRODUCTS

     WIDEfax Scan and SLC436-C Color Scanner

         WIDEfax Scan and SLC436-C are wide format scanners capable of scanning a document up to 36" wide. The Company's scanners interfaces with a personal computer to enable the user to scan images into the personal computer for display, editing and archiving. The WIDEfax Scan provided the capacity of scanning monochromatic images only. As the next generation of the WIDEfax Scan, the SLC436-C was introduced in May 1996 a low-cost wide format color scanner capable of scanning 36" by 48" documents at a resolution of 400 dpi in under thirty seconds for monochrome images, and under eight minutes for full color images. Deliveries of the SLC436-C commenced during the third quarter of 1996.

         The Company's scanners incorporate the Company's single line contact scanner technology to capture the image of a wide format document. The contact scanner consists of a 36" fiber optic array, 8mm "image sensor chips" aligned to create a 36" length light sensor, a 36" light emitting diode ("LED") array and software designed to enhance the scanned image by removing deteriorations from the document being reproduced and interface the scanner with a personal computer. The fiber optic array acts as a lens and focuses the image on the image sensor chips which read the image. Because the Company's image sensor chips contain pixels larger than those of chips used in other scanners, the Company's contact scanners require less light exposure and, therefore, operate faster than other scanners. SLC436-C reads an image in increments of 400 dots per inch ("dpi"), whereas standard format facsimile machines read images in increments of 200 dpi and other wide format scanners read images in increments ranging from 138 dpi to 417 dpi. Higher dpi improves the reliability of the scanned image because the scanner recognizes greater image detail.

         The software incorporated in the SLC436-C improves scanned images by removing background discoloration and enhancing faded images. This capability improves the image quality of documents which are stained or which have faded over time. The Company's enabling software permits SLC436-C to interface with a personal computer, as well as permit the user to perform a variety of scanning, editing, viewing and transmission functions.

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

         The Company is currently developing a thermal transfer plain paper plotter which is designed to print an image in increments of 400 dpi. The Company has developed print heads which will enable the proposed plotter to print in increments of 400 dpi. This plotter is being designed to incorporate a thermal transfer ribbon coated with a wax-like printing substance which, when heated by energy passing through the pixels on the print head, melts onto the paper to reproduce the document's image. The plotter, without the thermal transfer ribbon, would function as a thermal plotter. The Company has developed a prototype of the thermal transfer plain paper plotter and started assembling the first pre-production models during the third quarter of 1996. The Company expects first deliveries of the production models in the third quarter of 1997.

     WIDEfax Modular Unit

         WIDEfax Modular Unit consists of a WIDEfax Scan module and WIDEfax Plotter module which are integrated into one unit. Together, these modules perform scanning, printing and copying functions. When these modules are combined with optional internal modems and enabling software to interface with a personal computer, WIDEfax Modular Unit performs the functions of each module, as well as those of a wide format copier and facsimile machine. The user of a WIDEfax Scan or a WIDEfax Plotter can upgrade either machine to a WIDEfax Modular Unit by purchasing and connecting the other module. Upon introducing WIDEfax Modular Unit in May 1994, the Company discontinued marketing of its 36" WIDEfax facsimile machine, which accounted for approximately 89.1% of the Company's product sales for the year ended March 31, 1994. For the years ended March 31, 1995, 1996 and 1997 sales of the WIDEfax Modular Unit accounted for approximately 67.0%, 35.2%and 13.9%, respectively, of the Company's product sales.

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

         The Company has established strategic marketing relationships by engaging independent distributors and dealers to market its products in various regions throughout the United States and in foreign markets. As of March 31, 1997, the Company had arrangements with approximately 87 distributors, dealers and sales agents (collectively, "distributors"), of which 72 arrangements are pursuant to written agreements. The Company's agreements with its distributors typically are for a term of two to three years and grant the distributor the right to market the Company's products within a specified territory during the term of the Agreement, provided that the distributor satisfies minimum purchase requirements. Most of the Company's distributors have not satisfied the applicable minimum purchase requirements, in many cases because the Company has been unable to fulfill all purchase orders from the distributors. The Company sells products to distributors at discounts ranging from 25% to 40% of the end user price of the products. For the years ended March 31, 1995, 1996 and 1997, the Company's five largest distributors accounted for approximately 41.8% , 32.8% and 49.9%, respectively, of the Company's product sales. The Imtec Group Ltd. of England represents 27.5% of the Company's sales for year ended March 31, 1997. During the years ended March 31, 1995, 1996 and 1997, sales by distributors accounted for approximately 82.3%, 83.1% and 96.4% of the Company's product sales.

         The Company also markets its products in the United States and Canada through its in-house marketing staff of seven persons. The Company has one sales person and one service support engineer at each of its sales offices in Atlanta Georgia, Cleveland Ohio, Pittsburgh Pennsylvania and Big Bear Lake California; in addition to its main sales office in Mississauga, Ontario. The staff in each of these offices is responsible for marketing and servicing the Company's products in its respective region through dealers and distributors.

         A substantial portion of the Company's sales have been made to foreign markets, primarily the Middle East and Asia. The following table sets forth, for the periods indicated, the amount of the Company's sales by geographic region, expressed as a dollar amount and as a percentage of product sales for such periods:

                                                  YEAR ENDED MARCH 31,
                                  1995                    1996                   1997
                          -------------------     -------------------     ------------------
REGION                        AMOUNT        %         AMOUNT        %        AMOUNT        %
                          ----------    -----     ----------    -----     ---------    -----
United States .........   $  723,064     44.5     $  730,055     43.8       467,766     27.9
Middle East ...........      394,399     24.3        335,682     20.1       346,595     20.6
Asia ..................      312,233     19.2         80,576      4.8       266,345     15.9
Europe ................       78,879      4.8        464,000     27.9       475,552     28.3
Canada ................      116,666      7.2         56,032      3.4       122,675      7.3
                          ----------    -----     ----------    -----     ---------    -----
     Total ............   $1,625,241    100.0     $1,666,345    100.0     1,678,933    100.0
                          ==========    =====     ==========    =====     =========    =====


         The Company has started to aggressively market and advertise its products since the introduction of the SLC436-C color scanner. Within the last year, along with recruitment of additional sales and service staff, the Company has placed advertisements in trade publications and participated in major trade shows. The Company believes that the increased costs of these efforts increase brand awareness, provide credibility with dealers and distributors and are necessary steps towards the commercialization of its products.

         The Company entered into three notable distribution relationships during the year for its scanners. The first two are with the Imtec Group Ltd. ("Imtec") of England, dated November 15, 1996 and Scan Group ("SGI") Ltd. of Israel, dated September 8, 1996. These relationships require Imtec and SGI to sell products based on WideCom's technology under their own brand names. On terms similar to those with other distributors, the third notable agreement is with CADigitizing Corporation of Florida, dated February 13, 1997 for the Chinese market.

WARRANTY, SERVICE AND MAINTENANCE

         The Company offers a 90-day limited warranty, which can be extended for a term of up to one-year, covering the workmanship and parts of its products. During the term of the warranty of products sold by the Company, the Company will make repairs and replace parts which become defective due to normal use. During the term of the warranty of products sold by distributors, the Company will replace parts which become defective due to normal use and the distributor is responsible for the labor component of servicing the product. The Company provides a warranty to distributors for a period expiring on the earlier of twelve months following the distributor's purchase of the product and three months following the distributor's sale of the product. The Company trains its in-house service engineers and certain distributors to enable them to service and maintain the Company's products.

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

         While the Company conducts its product assembly in-house, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products. There can be no assurance that the Company on commercially reasonable terms in a timely manner or at all.

         The Company entered into an agreement in October 1993 with WideCom R&D, a Company wholly owned by Lakhbir S. Tuli, a principal stockholder of the Company and the father of Raja S. Tuli and Suneet S. Tuli. Under this agreement, WideCom R&D will seek to identify and recruit licensees that would import components purchased from the Company and manufacture the Company's products in India. The agreement contemplates that the Company will sell component parts to such licensees and receive a royalty payment of 5% on the licensee's sales of finished products. The Company intends to monitor the quality of products initially by supervising and training the licensee in the manufacturing process. To date, no agreements have been entered into with such licensees.

COMPETITION

         The markets for document systems are characterized by intense competition. Although the Company is not aware of any other manufacturer of 36" facsimile machines, the Company is aware of one manufacturer of 24" facsimile machines and various manufacturers of wide format copiers, scanners and plotters. The Company believes it products compete on the basis of resolution, quality, speed, price and distribution channels. The Company competes with numerous well-established foreign and domestic companies that market or are developing wide format document systems. Competitors include Contex Corporation, Vidar Systems, Inc., and Anatech Corporation in the market for wide format scanners; Calcomp Corporation, Hewlett Packard Company and Mutoh Corporation in the market for wide format plotters; Silver Reed Corporation in the market for wide format facsimile machines; and Xerox, Katsuragawa Company and Oce in the market for wide format copiers. In addition, the Company also expects that companies that manufacture and sell standard facsimile machines, copiers, scanners and plotters could develop, without substantial delay, wide format document systems directly competitive with the Company's products. Many of these companies possess substantially greater financial, technical, marketing, personnel and other resources than the Company and have established reputations for success in the development and marketing of facsimile machines, plotters, scanners and copiers and have sufficient budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors and to enter new markets.

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


RESEARCH AND DEVELOPMENT

         The Company incurred costs for research and development of $656,876, $732,457 and $614,663 during the years ended March 31, 1995, 1996 and 1997, respectively. As of March 31, 1997, the Company employed only 2 full-time research and development design engineers in North America and 9 research engineers in India, as it moved the bulk of its research and development efforts to a consortium. "See Certain Relationships and Related Transactions"

         The Company formed a research and development consortium dated October 2nd 1996, NovImage, with an economic development agency of the Province of Quebec. The Company is now conducting all of its research and development activities through NovImage (see "Certain Transactions), which activities are expected to qualify for partial funding from governmental agencies. The research and development activities conducted by NovImage on behalf of the Company are primarily focused on plotter, scanner and facsimile technologies.

         The plotter research is concentrated on improving printer resolution and developing thermal transfer mechanisms for incorporation into the plain paper plotter, including color printing capabilities. Scanner research is focused on the development of color scanning capabilities and the enhancement of scanner image. Facsimile research is focused on the development of a standard wide format facsimile communication protocol.

         The Company anticipates that upon introduction of the proposed thermal transfer plain paper plotter, NovImage will commence activities relating to the development of a color plotter which uses colored thermal transfer ribbons containing a wax-like printing substance.

         NovImage is completing the development of a color-scan chip intended to be incorporated into a 36" contact scanner to provide color scanning capabilities. This chip is being designed to combine four image sensor chips to read the primary colors (magenta, cyan and yellow) and black. As a result, such a scanner is expected to be able to function both as a color scanner and as a monochrome scanner. The Company expects that a prototype of a color scanner will be introduced by the fourth quarter of 1997.

         The Company is developing a wide format document "fax-on-demand" system. The Company anticipates that this system would be used for the distribution of engineering and construction plans by bid depositories and tendering document distribution services. The Company anticipates that such services will create a database of documents, such as construction plans, and make such documents available to its subscribers, generally contractors. The system is being designed to enable a subscriber to access a document in the service's database via the subscriber's personal computer and printing the selected document to a WIDEfax Plotter at the subscriber's location.


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

         The Company licensed all of its patents and technology relating to its scanner and plotter manufacturing and its WideView[TRADEMARK] and SLC-OVLY[TRADEMARK] software (collectively, the "Intellectual Property") to NovImage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products. In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted the Company an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada. Please refer to "Certain Transactions".

         The Company has not filed for copyright protection of its software. The Company holds a registered trademark with the United State Patent and Trademark Office for the "WIDEfax" trade name.


EMPLOYEES

         As of March 31, 1997, the Company had 188 full time employees, including 11 research and development engineers, 108 manufacturing employees, 69 sales staff and administrative personnel. One hundred and forty two of such employees are located in India and are employees of the Company's wholly owned Indian subsidiary. Neither the Company nor its subsidiary is a party to any labor agreements and none of their employees are represented by a labor union. The Company believes its employee relations to be satisfactory.


PROPERTIES

         In February 1996, the Company purchased property in the Noida Export Processing Zone near New Delhi, India (the "Free Trade Zone") for approximately $67,500 and is building a manufacturing facility of approximately 24,000 square feet with estimated construction costs of approximately $360,000. Clean-room facilities and other special infrastructure within the building is estimated to cost an additional $240,000 by its completion. The Company expects that the project will be completed shortly.

         The Company leases 9,000 square feet at 267 Matheson Boulevard, Mississauga, Ontario, Canada, pursuant to a five-year lease entered into in 1993, and 7,000 square feet in the Free Trade Zone, pursuant to a five-year lease entered into in 1994. The current annual rents are $39,375 and $15,200, respectively. Upon completion of construction of the Company's new manufacturing facility the Company will transfer its manufacturing operations to the new facility.

         In addition, the Company currently leases a sales office on a month-to-month basis in Big Bear Lake, California, the Company has a one year lease for sales offices in Pittsburgh, Pennsylvania, and Cleveland, Ohio, and a two year lease for a sales office in Atlanta, Georgia. The current annual rental rates of these facilities are approximately $28,164 in the aggregate.

         The Company believes that its present facilities are adequate for the Company's current level of operations, however, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products.


LEGAL PROCEEDINGS

         From 1992 to July 1993, Raja S. Tuli engaged two individuals to provide services relating to the Company's marketing and other activities. In exchange for performing such services, Mr. Tuli transferred 100,000 Common Shares to such individuals. Such individuals have attempted to transfer an aggregate of 172,860 Common Shares to third parties. In November 1993, Raja S. Tuli entered into an indemnification agreement with the Company pursuant to which Mr. Tuli agreed that, in the event the Company is required to issue in excess of 100,000 Common Shares to such individuals or any purported transferee of such shares, Mr. Tuli would return to the Company up to 160,000 Common Shares for cancellation to the extent the Company is required to issue any such additional shares. The two individuals, John Keenan and Vincent DiGiulio ("K&D") have filed a lawsuit on December 20, 1996 in the U.S. District Court for the District Court of Rhode Island, alleging breach of contract and demanding specific performance, claiming 300,000 shares and 200,000 warrants. Giving effect to the 8 for 10 stock reverse split the Company had implemented in 1995, the claim would be for 240,000 shares and 160,000 warrants, of which 100,000 shares have been transferred by Mr. Tuli and the remaining exposure is for an additional 140,000 shares. The Company has filed an answer to the claim, and is in the process of filing an interpleader counterclaim. One of the two above mentioned individuals has filed for bankruptcy. The Company, along with these individuals are also subject to two additional lawsuits filed by above mentioned third parties to whom these individuals had attempted to transfer shares. This claim has been consolidated into the original action litigation, and the Company is attempting to also consolidate the claim by the additional claimant. The Company believes that a number of additional third parties could also prosecute in this regard. The Company will continue to attempt the joinder of all such actions arising in the future in to one Federal Court action. The Department of Business
Regulation for the State of Rhode Island is also continuing an investigation into these matters.

         On or about February 27, 1997, plaintiff Brett Whiton commenced an action in on behalf of himself and the class against the Company, Raja S. Tuli and Suneet S. Tuli. The action is currently pending before, the United States District Court for the Southern District of New York. The Complaint is based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997. On or about March 15, 1997, two substantially similar class actions were commenced in the Supreme Court of the State of New York, County of New York, one by Richard Benjamin and the other by

Anthony Hand. These actions, too, have been removed to, and are currently pending before, the United States District Court for the southern District of New York. The above three actions (collectively, the "New York Class Actions") have been consolidated for all purposes.

         On or about May 1st, 1997 the court approved the settlement of the New York Class Actions. The settlement obligated the Company to reduce the warrant redemption to half of the publicly held warrants, and reduce the exercise price to $3.00 from $4.00. Along with payment of the Complainant's legal fees, the settlement further obligated the Company to appoint an independent director to its board of directors and recruit an independent Chief Operating Officer. The Company also agreed to issue one replacement warrant for each warrant held by warrant holders on February 10th, 1997 and sold by such holders prior to the close of business on March 5th, 1997. It is not yet possible to quantify the number of warrants that the Company will be required to issue.

         The Settlement has been preliminarily approved by the Court on a non opt-out basis and, if finally approved on a non opt-out basis, will resolve all claims (if any) which may be or have been made by class members. Notice to all class members has been provided, and a hearing has been scheduled for August 2, 1997 to determine whether the settlement shall be finally approved.

         On or about March 10, 1997, an action was commenced in the Superior Court of the State of California or the county of Los Angeles. The action was subsequently removed to, and is currently pending before, United States District Court for the Central district of California. Plaintiffs are alleged to be holders of WideCom shares and/or warrants. The complaint in this action, like the action commenced in the State of New York, is based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997. The complaint includes causes of action for alleged fraud in violation of California civil code SS 1709 and 1710 in the nature of alleged misrepresentation and in the nature of alleged negligent misrepresentation, alleged breach of contract, alleged breach of fiduciary duty, and alleged violation of California Corporations Code SS 25400 and 25500, and sought compensatory and general damages, punitive damages, and injunctive relief. The complaint also demanded an award of pre-judgment and post-judgment interest, attorneys' fees, expert witness fees, and costs. An answer has been filed in the action, in which all material allegations in the complaint are denied and numerous affirmative defenses are asserted.





SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth fiscal quarter of the Company's fiscal year ended March 31, 1997 except the Annual General Meeting.

The annual meeting of stockholders of the Company, was held on January 30, 1997 at 55 City Centre Drive, Suite 500, Mississauga, Ontario, Canada, at which the stockholders approved:

     (1) The election of the Board of Directors;

At the Meeting, four directors were elected, each to serve until the next annual meeting of stockholders:

                        RAJA S. TULI,                         31
                        SUNEET S. TULI,                       29
                        DR. AJIT SINGH,                       56
                        BRUCE D. VALLILLEE,                   76

     (2) An amendment to the Company's 1995 Stock Option Plan (the "Plan") to increase the number of shares of the Company's Common Stock authorized for issuance under the Plan.

         At the Meeting, the stockholders approved an amendment to the Plan. The amendment permits the Company to issue options to purchase up to 500,000 shares of the Company's Common Stock. To date, the Company has issued options to purchase up to 200,000 shares of the Company's Common Stock. The Company anticipates that it will issue options to purchase more shares of Common Stock than the 300,000 shares that are currently available under the Plan. Any material amendment to the Plan must be approved by a vote of the stockholders.

                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock and warrants are quoted on the Nasdaq SmallCap Market under the symbols "WIDEF" and "WIDWF", respectively, and on the Boston Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for the Company's common stock and warrants as reported through July 7, 1997. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings, if any, in the foreseeable future for use in Company expansion. The approximate number of registered holders of record of the Company's common stock and warrants at June 30, 1997 was 57 and 8. It is believed that the actual number of beneficial holders of each class of common stock and warrants is in excess of 500.


                                                                COMMON STOCK           WARRANTS
                                                                High     Low         High    Low
1995
   Fourth Quarter (commencing December 18, 1995)               $ 6 1/2  $    5      $3 1/2  $1 1/2

1996
   First Quarter (January 1 through March 31, 1996)             12 3/8   4 7/8       9       2 1/2

   Second Quarter (April 1 through June 30, 1996)               13 1/4   7 5/8       9       4 1/2

   Third Quarter (July 1 through September 30, 1996)            11 3/8   8 1/8       7       3 7/8

   Fourth Quarter (October 1, through December 31, 1996)        10       6 1/2       6 1/4   3 3/8

1997
   First Quarter (January 1 through March 31, 1997)             11 3/8   3 1/4       7       1/4

   Second Quarter (April 1 through June 30, 1997)               4 5/8        2       1 3/4   5/8

  Third Quarter (July 1 through July 7, 1997)                   2 5/8    2 3/8       3/4     3/4

SELECTED FINANCIAL DATA

STATEMENT OF EARNINGS DATA:

                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                                  1994           1995          1996            1997
                                                  ----           ----          ----            ----

Total Revenue ...........................     $1,858,414     $2,024,289     $2,007,801      $1,820,713
Product Sales ...........................      1,228,294      1,625,241      1,666,345       1,678,933
Research and development grants .........        630,120        390,986        262,322           --
Total Expenses ..........................      1,445,560      1,723,295      3,116,119       5,673,672
Earnings (loss) before extraordinary item        474,295         64,447     (1,025,631)     (4,487,824)
Net Earnings (loss) .....................        526,182         64,447       (839,301)     (4,487,824)
Earnings (loss) per share before
extraordinary item ......................            .19            .02           (.33)          (0.99)
Net Earnings (loss) per share ...........            .21            .02           (.27)          (0.99)
Weighted average shares outstanding .....      2,507,375      2,712,660      3,078,428       4,533,583

BALANCE SHEET DATA:

                                                                             MARCH 31,
                                                                             ---------
                                                                 1995           1996          1997
                                                                 ----           ----          ----
Working Capital .........................                    $  170,968    $ 6,814,289    $ 1,818,883
Total Assets ............................                     2,547,681      9,217,514      6,925,187
Total Liabilities .......................                     1,419,740        588,908      1,681,884
Retained earnings (deficit) .............                        15,007       (824,294)    (5,312,118)
Shareholders' equity ....................                     1,127,941      8,628,606      5,243,303

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS

OVERVIEW

         The Company commenced marking its first 36" wide format facsimile machine on a limited basis, primarily for demonstration purposes, in 1992 and other wide format document systems in 1994. As a result, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects and performance can be made. Since inception, the Company has generated limited revenues from operations and has not yet achieved profitability. The Company's revenues are derived from product sales and research and development grants and reimbursements from the Canadian government. The Company recognizes revenues from product sales when products are shipped and from research and development grants and reimbursements when related expenses are incurred. The Canadian government audits the Company's requests for reimbursement for research and development expenses incurred during a calendar year and makes reimbursement payments typically some months after the Company has filed the request. Accordingly, the Company's request for reimbursement for approximately $427,000 attributable to calendar year 1994 (which was filed in September 1995) has been audited and $420,000 has been received from the Canadian government in May 1997. The Company has filed a request for reimbursement for the year ended December 31, 1995 and the three months ended March 31, 1996 for approximately

$255,000 and $123,000 respectively. These requests have not been audited or paid by the Canadian Government. There is no assurance that the requests will be approved in their entirety or at all. Denial of all or a portion of such reimbursement by the Canadian government would result in a change to current period income and denial of a significant portion of such reimbursement would have a material adverse effect on the Company's results of operations for such periods.


GOVERNMENT SPONSORED PROGRAMS

         To date, a substantial portion of the Company's revenues have been derived from research and development grants and reimbursement from the Canadian government. Government sponsored programs are designed to encourage and support the development and exploitation of new technologies by providing partial reimbursement to Canadian businesses for expenses incurred in connection with research and development activities. Prior to 1993, the Company received reimbursement of a percentage of substantially all of its expenses from the Canadian government, because the Company was classified as a "sole purpose research and development company." Since 1993, reimbursement of the Company's expenses from the Canadian government has been limited to reimbursement of a specified percentage of its research and development expenses and qualified related support expenses. Companies seeking reimbursement must submit applications verifying the amounts and nature of research and development expenditures incurred for audit by the Canadian government. Although the Canadian government reimbursed the Company for substantially all amounts requested in 1991 and 1992, the Company did not receive $43,800 (approximately 9.6%) of its requested reimbursement for the calendar year 1993. As of March 31, 1997, the Company had research and development grants receivable of $696,347 representing amounts for which reimbursement has been requested for calendar 1994, calendar 1995 and, three months ended March 31, 1996. Of this amount $420,000 has subsequently been received

         Other government sponsored research grants and subsidies have been provided to the Company to fund specific research programs. The majority of such grants and subsidies have been provided under the Industrial Research Assistance Program which is administered by the Canadian National Research Council (the "NRC"). Grants are made on the condition that research and development activities are performed in Canada and with the prior approval by the NRC of the scope, content and objectives of the research to be performed. For the years ended March 31, 1995 and 1996, the Company received payments under such program of approximately, $18,000 and $66,000, respectively. No grants were received for the year ending March 31, 1997.

         During the year a change in Canadian Tax legislation substantially reduced the amount of subsidy available on Research and Development performed by publicly traded companies. The Company together with a branch of the government of the Province of Quebec (Inovatech) became equal shareholders in a wholly Research and Development company (NovImage). The nature of NovImage entitles it to receive grants in excess of 40% of qualified research expenditures. Products derived from the research are then licensed back to the Company at a nominal royalty of 0.5% of sales of those products. The formation of NovImage enables the company to obtain a substantial increase in the amount of research that can be performed.


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


RESULTS OF OPERATIONS

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

         Revenues for the year ended March 31, 1997 were $1,820,713 a decrease of $187,088, or 9.3%, as compared to $2,007,801 for the year ended March 31, 1996. The decrease was attributable to a decrease in research grants and reimbursement of $262,322 which was partially offset by an increase in product sales of $12,588 and interest income of $62,646. -

         The increase in accounts receivable for the year ended March 31, 1997 is attributable to an increase in sales of the Company's Color Scanner during the end of such period.

         Operating expenses for the year ended March 31, 1997 were $5,673,672, an increase of $2,557,553, or 82.1%, as compared to $3,116,119 for the year ended March 31, 1996. Operating expenses also increased as a percentage of revenues from 155.2% for the year ended March 31, 1996 to 311.6% for the year ended March 31, 1997. The increase in operating expenses both in absolute dollars and as a percentage of revenues is primarily attributable to an increase selling, general and administrative ("SG&A") costs, amortization, the write-off of test equipment and an increase in management fees of $2,981,764, $90,322, $115,721 and $113,552 respectively, during the year ended March 31, 1997. This increase was off set by the decrease in research and development of $117,794 and non re-occurrence of compensation benefit on stock transaction, debt discount and finance fees of $166,974, $255,478, and $167,277 respectively which had occurred in 1996. The increase in SG&A costs was primarily due to expenses associated with increased marketing activities. The increase in amortization expenses was due to the increase in the Company's capital assets. Interest and bank charges for the year ended March 31, 1997 decreased by $24,902. Warranty costs of $6,613 were incurred compared to $ nil in the year ended March 31, 1996

         Additions to the management team together with the implementation of employment contracts at the time of public offering resulted in the increase in management fees.

         Selling general and administrative costs include an amount of approximately $681,353 in legal and other costs incurred in raising an additional $1,298,090 as at March 31, 1997 of share capital through the calling of the Company's warrants. These costs include legal fees necessary to successfully defend against court challenges made to the warrant call and additional public relations costs necessary to disseminate the facts of the warrant call.

         The Company decided to write off its carrying value of the goodwill associated with the acquisition of 49% interest in the affiliated company because, although the affiliate remains a viable enterprise, the Company does not expect to gain substantial benefits from the investment in the immediate future. This write off amounted to $576,000.

         Certain test jigs, although still valuable and being used, will become less useful with the introduction of the color scanners and plain paper plotters.

         The decrease of $117,794 in research and development costs were offset by the Company's $121,971 share of the loss incurred by NovImage.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and marketing expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At March 31, 1997, the Company had working capital of $1,818,883, as compared to $6,814,289 at March 31, 1996.

         On February 10 , 1997 the Company announced that it was calling all 1,187,500 of its publicly traded warrants for redemption or to be exercised to purchase a common share of stock for $4.00. See "Legal Proceedings".

         On March 6, 1997 the exercise price was reduced to $3.00, excluded one half of the warrants and the date for redemption extended to April 4, 1997, after which the exercise price reverted to $4.00 per share for the unredeemed warrants.

         At March 31st, 244,345 warrants were exercised for which $627,893 was received. The balance of $105,142 was received after March 31, 1997. The remaining 716,833 warrants were exercised between April 1st and April 4th for which $2,150,499 was received.

         The Company's cash requirements in connection with the manufacture and marketing of its products will be significant. Other than in connection with expansion of its manufacturing capacity the Company does not have any material commitments for capital expenditures. The Company believes, based on its currently proposed plans and assumptions relating to its operations, projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements for the foreseeable future. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or if the projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

                                    PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers of the Company are as follows:

NAME                       AGE  POSITION

Raja S. Tuli.............  31   President, Chief Executive Officer and Director

Willem J. Botha..........  61   Chief Financial Officer and Treasurer

Suneet S. Tuli...........  29   Executive Vice President, Secretary and Director

Mark Maltese.............  45   Vice President of Sales & Marketing

Brig General Baldev Singh  54   Vice President of Manufacturing Operations/India

Dr. Ajit Singh...........  56   Director

Bruce D. Vallillee.......  76   Director


         Raja S. Tuli, founder of the Company, has been President, Chief Executive Officer and a director of the Company since its inception. From the Company's inception to August 1993, Mr. Tuli was also Treasurer of the Company. From 1987 to 1990 Mr. Tuli was President of CaCE Ltd. a family-owned architectural/construction business. Mr. Tuli received a bachelor of Science degree in Computer Engineering in 1988 from the University of Alberta. Mr. Tuli is a resident Canadian national. Mr. Tuli is the brother of Suneet S. Tuli.

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

         Mark Maltese has been Vice President of Sales and Marketing for the Company since June 1996. Prior to joining the firm, Mr. Maltese was Vice President of Marketing for SBI, Inc., a start-up company which introduced the first automatic document feeding system for engineering copiers. From 1986 through 1994, Mr. Maltese was employed by Xerox Corporation, a manufacturer of printers, scanners, image processing systems, engineering copiers, document management, and workflow solutions. His last assignment at Xerox was Vice President and General Manager Systems Business Team within Xerox's Engineering Systems Division. From 1982 through 1986 Mr. Maltese was a Director of Marketing for Versatec, a Xerox Company. From 1980 through 1981, Mr. Maltese was a Senior Product Marketing Manager for Calma, a General Electric Company. Mr. Maltese received a Bachelor of Science in Information Management Systems from the University of San Francisco in California. Mr. Maltese is a resident of the Unites States of America.

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

         No director of the Company received any compensation for such services as a director during the Company's year ended March 31, 1997. Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem of $1,000.

EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or accrued by the Company to the person serving as chief executive officer during the years ended March 31, 1995, 1996 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                     ------------------------------------------------
                                  ANNUAL COMPENSATION                         AWARDS                 PAYOUTS
                          -------------------------------------      ------------------------------------------------
                                                        Other                     Securities
                           Year                         Annual       Restricted   Underlying                All other
                          Ended                         Compen-         Stock      Options/      LTIP       Compen-
Name and Principal        March    Salary     Bonus    sation (1)     Awards (2)     SARs       Payouts     sation
Position                   31,       ($)       ($)       ($)             ($)         (#)          ($)        ($)
-----------               -----    ------     -----    ---------     ----------   -----------   -------     ---------
Raja S. Tuli, President    1997    19,100      --        79,360           --          --           --          --
Chief Executive Officer    1996      --        --        79,225           --          --           --          --
                           1995      --        --        31,682           --          --           --          --
                           1994      --        --        28,000           --          --           --          --
- -------------------

(1) Such amounts were paid by the Company to a consulting company owned by Raja
S. Tuli during the years ended March 31, 1994, 1995, 1996 and 1997.

(2) In July 1995, the Company granted to Raja S. Tuli stock options to purchase 150,000 shares.

         No other executive officer of the Company received compensation and bonuses which exceed $100,000 during any such year.

         No other executive officer of the Company received compensation and bonuses which exceed $100,000 during any such year. During the fiscal year ended March 31, 1996, the Company adopted a stock option plan permitting the issuance of options to purchase up to 300,000 shares of the Company's common stock. During that fiscal year, the Company issued 200,000 options under the plan to the senior officers of the Company at an exercise price of $5.00 per share. During the fiscal year ended March 31, 1997, the Company amended the plan permitting the issuance of options to purchase up to 500,000 shares of the Company's stock.

         In July of 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Plan is designed to attract, retain and motivate persons to provide services to the Company, and to increase the alignment of their interests with the interests of the Company's Stockholders.

         The Plan allows the Board, at its discretion, to grant options to purchase shares of Common Stock of the Company at the fair market value of such shares on the date the option was granted. Options may be granted to any "Eligible Person," including directors, officers, employees of the Company or an affiliate of the Company, or any consultant or insider (as defined in the Plan) of the Company or any affiliate of the Company. The Board also has the authority under the Plan to determine the number of shares subject to each option, the expiration date of each option and the extent to which each option is exercisable from time to time during its term.

         The options will expire ten years after the date they are granted, or at such other date as may be provided for in the Plan. Individual option agreements may allow an optionee who retires or terminates service with the consent of the Board of Directors to exercise his or her option within six months of such retirement or termination. If the optionee is terminated for cause, the optionee may not exercise the option following such termination.

         An aggregate of 300,000 shares of Common stock (subject to adjustment as provided in the Plan) are currently available under the Plan. Shares subject to options which terminate unexercised will be available for future option grants.



SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 1997, information as to (i) the Common Stock beneficially owned by all directors, nominees and named executive officers, (ii) the Common Stock beneficially owned by any person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.


                                                  Amount and
                                                   Nature of            Percentage of
                                                  Beneficial             Outstanding
Name and Address of Beneficial Owner (1)         Ownership (2)          Shares Owned
----------------------------------------         -------------          ------------
Raja S. Tuli...............................       1,070,222 (3)             21.2%
Lakhbir S. Tuli............................         515,041                 10.6
Suneet S. Tuli.............................         490,240 (4)              9.9
Dr. Ajit Singh.............................           ---                    ---
Bruce Vallillee............................           ---                    ---
Willem J. Botha............................           ---                    ---
Mark Maltese...............................           ---                    ---

All executive officers and directors
as a group (six persons)...................       2,075,503 (2)(3)(4)       40.3%
- -------------------

(1) Unless otherwise indicated, the business address of each beneficial owner is 267 Matheson Boulevard East, Mississauga, Ontario, Canada L4Z 1X8.

(2) Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

(3) Includes (i) 150,000 Common Shares issuable upon exercise of currently exercisable options at a price of $5.00 per share and 50,000 Common Shares issuable upon exercise of currently exercisable warrant at a price of $8.50 per share, and (ii) 32,500 shares owned by Diversified Investors Capital Services of North America, Inc., a New York corporation, 67,500 shares owned by Pyrotech Limited, a Cayman Islands corporation, and 4,890 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a stock exchange agreement.

(4) Includes 50,000 Common Shares issuable upon exercise of currently exercisable options at a price of $5.00 per share and 50,000 Common Shares issuable upon exercise of currently exercisable warrant at a price of $8.50 per share.


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

         From 1992 to July 1993, Raja S. Tuli engaged two individuals to provide services relating to the Company's marketing and other activities. In exchange for performing such services, Mr. Tuli transferred 100,000 Common Shares to such individuals. Such individuals have attempted to transfer an aggregate of 172,860 Common Shares to third parties. In November 1993, Raja S. Tuli entered into an indemnification agreement with the Company pursuant to which Mr. Tuli agreed that, in the event the Company is required to issue in excess of 100,000 Common Shares to such individuals or any purported transferee of such shares, Mr. Tuli would return to the Company up to 160,000 Common Shares for cancellation to the extent the Company is required to issue any such additional shares. "Please see Legal Proceedings"

         The Company has engaged Lakhbir S. Tuli as a management consultant, primarily with respect to the Company's operations in India. As consideration for his services, the Company paid to Mr. Tuli $38,000, $47,000, $54,000 and $115,000 during the years ended March 31, 1994, 1995, 1996 and 1997 respectively.

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

         In March 1995, the Company entered into a three year marketing and consulting agreement with Schattle & Duquette, an executive search and management consulting firm partially owned by Donald J. Schattle, a former director of the Company who resigned effective March 7, 1996, which agreement commenced upon consummation of the Company's initial public offering in December 1995. Pursuant to the agreement, Schattle & Duquette will assist the Company indentifying potential management personnel, acquisition candidates and sales opportunities within the engineering and architectural markets for a monthly fee of $15,000.

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

         As of January 30, 1997, the Registrant announced that it has finalized a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech"). Each of the Registrant and Innovatech purchased 450 shares of the Class A Common Stock of NovImage Inc., a Quebec corporation ("NovImage") for a purchase price of approximately US $1,875,000 each. The consideration paid by the Registrant for the stock of NovImage was in cash and was derived from the Registrant's working capital. In addition, two other corporations, 3294412 Canada Inc., a Quebec corporation and 3294421 Canada Inc., a Quebec corporation, both of which corporations are wholly-owned by Raja S. , President and Chief Executive Officer of the Registrant, each acquired 50 shares of the Class A Common Stock of NovImage in exchange for the transfer to NovImage of certain patents, patent applications and other technology and intellectual property rights of those companies.

         In connection with the transaction, the Registrant licensed all of its patents and technology relating to its scanner and plotter manufacturing and its WideView[TRADEMARK] and SLC-OVLY[TRADEMARK] software (collectively, the "Intellectual Property") to NovImage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products.

In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted the Registrant an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada.

         In connection with the transaction, the Registrant also entered into a Stock Exchange Agreement with Innovatech pursuant to which Innovatech would be permitted, under certain circumstances, to exchange its shares of NovImage for up to 253,000 shares of common stock of the Registrant for which Innovatech would have demand registration rights.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)   (1)   FINANCIAL STATEMENTS

      The following financial statements of The WideCom Group Inc. are included:

            Report of Independent Certified Public Accountants
            Consolidated Balance Sheets as of March 31, 1997, 1996, 1995 Consolidated Statements of Operations for the years ended March 31, 1997, 1996, 1995 Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997,
                       1996, 1995
            Consolidated  Statements of Cash Flows for the years ended March 31,
                       1997, 1996, 1995
            Summary of Significant Accounting Policies
            Notes to Consolidated Financial Statements

      (2)   OTHER SCHEDULES

         All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

      (3) EXHIBITS

          None.


(b)       REPORTS ON FORM 8-K

          Form 8-K, dated February 10, 1997, with respect to the Company's announcement that it was calling for redemption all of its publicly traded warrants issued in connection with its Initial Public Offering. In addition, notice was given to all registered warrant holders, that American Stock Transfer and Trust Company had been removed as warrant agent for purposes of warrants being called for redemption, and that the First National Bank of Boston had been appointed to such position.

          Form 8-K, dated February 3, 1997, with respect to the finalization of a joint venture agreement with Societe Innovatech du Grand Montreal.

          Form 8-K, dated May 1, 1997, in connection with the Company's announcement that the Warrant Redemption referred to in the Company's 8-K dated February 10, 1997, was complete, that more than half of the Warrants had been exercised, and that no warrants would be redeemed.

(c)       EXHIBITS

          See Exhibit Index.

(d)       Not Applicable.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 1997                      THE WIDECOM GROUP INC.


                                         By: /s/ RAJA S. TULI
                                         --------------------
                                         Raja S. Tuli
                                         Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated

NAME                                   TITLE                                           DATE
----                                   -----                                           ----
/s/ RAJA S. TULI                   President, Chief Executive Officer and
______________________________     Director (Principal Executive Officer)           July 14, 1997
Raja S. Tuli


/s/ WILLEM J. BOTHA                Treasurer and Chief Financial Officer            July 14, 1997
______________________________     (Principal Financial and Accounting
Willem J. Botha                    Officer)


/s/ SUNEET S. TULI                 Executive Vice President of Sales and            July 14, 1997
______________________________     Marketing, Secretary and Director
Suneet S. Tuli


/s/ BRUCE D. VALLILLEE             Director                                         July 14, 1997
______________________________
Bruce D. Vallillee

/s/ AJIT SINGH                     Director                                         July 14, 1997
______________________________
Ajit Singh



                                  EXHIBIT INDEX

EXHIBIT                                                                                   SEQUENT
 NO.               DESCRIPTION                                                            PAGE NO.
-------            -----------                                                            --------
   4.              Distributor Agreement with CADigitizing Corporation

  21.              List of subsidiaries

  23.              Consent of BDO Dunwoody, independent accountants

  27.              Financial Data Schedule


                THE WIDECOM GROUP INC.
                CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                (IN UNITED STATES DOLLARS)

                                   THE WIDECOM GROUP INC.
                                   CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE YEARS ENDED
                                   MARCH 31, 1995, 1996 AND 1997
                                   (IN UNITED STATES DOLLARS)


                                                                        CONTENTS
================================================================================

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

================================================================================

                                                                AUDITORS' REPORT

--------------------------------------------------------------------------------



TO THE BOARD OF DIRECTORS OF
THE WIDECOM GROUP INC.

We have audited the consolidated balance sheets of The WideCom Group Inc. as at March 31, 1995 1996 and 1997 and the consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1995, 1996 and 1997 and the results of its operations and the changes in its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Chartered Accountants
(Internationally BDO Binder)

Toronto, Ontario
July 4, 1997

================================================================================
                                                          THE WIDECOM GROUP INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31                                                                  1995             1996             1997
-----------------------------------------------------------------------------------------------------------------
ASSETS

   CURRENT ASSETS
      Cash and short term investments (Note 7)                      $    3,528       $5,643,491       $  631,486
      Term deposits (Note 7)                                            95,731             --               --
      Accounts receivable (Note 1)                                     359,368          436,747          650,949
      Receivable from exercise of warrants                                --               --            105,142
      Research and development grants receivable (Note 10(b))          506,680          709,424          696,347
      Inventory (Note 2)                                               588,393          456,128        1,199,386
      Prepaid expenses                                                  15,251           70,692          100,308
      Advances to related parties (Note 3)                              21,043           86,715          117,149
      Deferred income taxes                                                714             --               --
                                                                    ---------------------------------------------
   TOTAL CURRENT ASSETS                                              1,590,708        7,403,197        3,500,767
   CAPITAL ASSETS (Note 4)                                             362,217        1,238,317        1,738,485
   DEFERRED ISSUE COSTS OF PUBLIC OFFERING (Note 5)                    594,756             --               --
   INVESTMENT IN AFFILIATES (Note 6)                                      --            576,000        1,685,935
                                                                    ---------------------------------------------
   TOTAL ASSETS                                                     $2,547,681       $9,217,514       $6,925,187
=================================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES
      Bank indebtedness (Note 7)                                    $  101,708       $  132,246      $   329,810
      Accounts payable and accrued liabilities (Note 8)                565,441          393,462        1,352,074
      IOC loan payable (Note 10)                                       214,290             --               --
      Accrued interest on IOC loan payable                             277,953             --               --
      Loans from non-management shareholders (Note 9)                  259,247             --               --
      Deferred income taxes                                              1,101           63,200             --
                                                                    ---------------------------------------------
   TOTAL CURRENT LIABILITIES                                         1,419,740          588,908        1,681,884
                                                                    ---------------------------------------------
SHAREHOLDERS' EQUITY (Note 11)
   Preferred shares
                 23,350   shares authorized on March 31, 1995
                          and no shares authorized on March 31,
                          1996 and 1997
                 23,350   shares issued and outstanding on March
                          31, 1995 and no shares issued and
                          outstanding on March 31, 1996 and 1997       183,276             --               --

   Common shares
             20,000,000   shares authorized of no par value
              2,111,910   shares issued and  outstanding
                          on March 31, 1995
              4,434,073   shares issued and outstanding
                          on March 31, 1996
              4,848,418   shares issued and outstanding
                          on March 31, 1997                            839,074        9,300,794       10,598,884

   Contributed surplus                                                 159,825          159,825          159,825
   Retained earnings (deficit)                                          15,007         (824,294)      (5,312,118)
   Cumulative translation adjustment                                   (69,241)          (7,719)        (203,288)
                                                                    ---------------------------------------------
                                                                     1,127,941        8,628,606        5,243,303
                                                                    ---------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $2,547,681       $9,217,514      $ 6,925,187
=================================================================================================================

        See accompanying summary of significant accounting policies and notes to these financial statements.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (IN UNITED STATES DOLLARS)

FOR THE YEARS ENDED MARCH 31                                              1995             1996             1997
-----------------------------------------------------------------------------------------------------------------
REVENUE
   Product sales                                                   $ 1,625,241      $ 1,666,345      $ 1,678,933
   Research and development grants (Note 10)                           390,986          262,322             --
   Interest income                                                       8,062           79,134          141,780
                                                                   ----------------------------------------------
TOTAL REVENUE                                                        2,024,289        2,007,801        1,820,713
                                                                   ----------------------------------------------
EXPENSES
   Cost of product sales                                               341,704          470,407          452,413
   Research and development                                            656,876          732,457          614,663
   Selling, general and administrative                                 480,808          751,252        3,733,016
   Interest and bank charges                                           100,159           67,301           42,399
   Management fees                                                     114,192          207,657          321,209
   Compensation benefit on stock transaction (Note 11(c))                 --            166,974             --
   Amortization                                                         26,401          297,316          503,359
   Debt discount                                                          --            255,478             --
   Finance fees                                                           --            167,277             --
   Warranty costs                                                        3,155             --              6,613
                                                                   ----------------------------------------------
TOTAL EXPENSES                                                       1,723,295        3,116,119        5,673,672
                                                                   ----------------------------------------------
OPERATING INCOME (LOSS)                                                300,994       (1,108,318)      (3,852,959)

WRITE OFF OF DEFERRED ISSUE COSTS (Note 5)                            (216,547)            --               --
EQUITY IN EARNINGS (LOSS) OF AFFILIATE                                    --               --           (121,971)
WRITEDOWN OF GOODWILL                                                     --               --           (576,000)
                                                                   ----------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM              84,447       (1,108,318)      (4,550,930)
                                                                   ----------------------------------------------
PROVISION FOR (RECOVERY OF) INCOME TAXES (Note 12)
   Current                                                                --               --               --
   Deferred                                                             20,000          (82,687)         (63,106)

                                                                        20,000          (82,687)         (63,106)
                                                                   ----------------------------------------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                               64,447       (1,025,631)      (4,487,824)

EXTRAORDINARY ITEM, NET OF TAX (Note 10)                                  --            186,330             --
                                                                   ----------------------------------------------
NET EARNINGS (LOSS) FOR THE YEAR                                   $    64,447      $  (839,301)     $(4,487,824)
=================================================================================================================
EARNINGS (LOSS) PER COMMON SHARE BEFORE EXTRAORDINARY ITEM,
   PRIMARY AND FULLY DILUTED                                       $      0.02      $     (0.33)     $     (0.99)
=================================================================================================================
EARNINGS (LOSS) PER COMMON SHARE, PRIMARY AND FULLY
   DILUTED (Note 11(e))                                            $      0.02      $     (0.27)     $     (0.99)
=================================================================================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        2,712,660        3,078,428        4,533,583
=================================================================================================================


        See accompanying summary of significant accounting policies and notes to these financial statements.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (IN UNITED STATES DOLLARS)

FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                     RETAINED     CUMULATIVE            TOTAL
                                        PREFERRED         COMMON    CONTRIBUTED      EARNINGS    TRANSLATION     SHAREHOLDERS'
                                           SHARES         SHARES        SURPLUS      (DEFICIT)    ADJUSTMENT           EQUITY

BALANCE, March 31, 1994              $    183,276   $    839,074   $    159,825  $    (49,440)  $    (59,109)     $  1,073,626

NET EARNINGS FOR THE YEAR                    --             --             --          64,447           --              64,447

FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                     --             --             --            --          (10,132)          (10,132)
                                     -----------------------------------------------------------------------------------------
BALANCE, March 31, 1995                   183,276        839,074        159,825        15,007        (69,241)        1,127,941

CONVERSION OF PREFERRED
  SHARES (116,750)(Note 11(c))           (183,276)       350,250           --            --             --             166,974

SHARES ISSUED FOR INVESTMENT
  IN AFFILIATE (240,000)                     --          720,000           --            --             --             720,000

SHARES ISSUED ON INITIAL
  PUBLIC OFFERING (1,650,000)                --        8,250,000           --            --             --           8,250,000

WARRANTS ISSUED ON INITIAL
  PUBLIC OFFERING (1,650,000)                --          165,000           --            --             --             165,000

SHARES ISSUED TO UNDERWRITER
  FOR BRIDGE FINANCING (84,000)              --          252,000           --            --             --             252,000

SHARES ISSUED ON EXERCISE OF
  UNDERWRITER'S OPTION (247,500)             --        1,237,500           --            --             --           1,237,500

WARRANTS ISSUED ON EXERCISE OF
  UNDERWRITER'S OPTION (247,500)             --           24,750           --            --             --              24,750

PURCHASE OF WARRANTS BY
  UNDERWRITER (165,000)                      --              165           --            --             --                 165

INITIAL PUBLIC OFFERING COSTS                --       (2,352,945)          --            --             --          (2,352,945)

CONTRIBUTION BY
  SHAREHOLDERS (16,087)                      --         (185,000)          --            --             --            (185,000)

NET LOSS FOR THE YEAR                        --             --             --        (839,301)          --            (839,301)

FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                     --             --             --            --           61,522            61,522
                                     -----------------------------------------------------------------------------------------
BALANCE, March 31, 1996              $       --     $  9,300,794   $    159,825  $   (824,294)  $     (7,719)     $  8,628,606

EXERCISE OF WARRANTS (414,345)               --        1,413,035           --            --             --           1,413,035

WARRANT EXERCISE COSTS                       --         (114,945)          --            --             --            (114,945)

NET LOSS FOR YEAR                            --             --             --      (4,487,824)          --          (4,487,824)

FOREIGN CURRENCY
  TRANSLATION ADJUSTMENT                     --             --             --            --         (195,569)         (195,569)
                                     -----------------------------------------------------------------------------------------
BALANCE, March 31, 1997              $       --     $ 10,598,884   $    159,825  $ (5,312,118)  $   (203,288)     $  5,243,303
==============================================================================================================================


        See accompanying summary of significant accounting policies and notes to these financial statements.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN UNITED STATES DOLLARS)

FOR THE YEARS ENDED MARCH 31                                                        1995             1996             1997
--------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
  Earnings (loss) for the year before extraordinary item                     $    64,447      $(1,025,631)     $(4,487,824)
     Add (deduct) items not requiring a cash outlay
       Amortization                                                               26,401          297,316          503,359
       Compensation benefit on stock transaction                                    --            166,974             --
       Deferred revenue                                                          (13,536)            --               --
       Deferred income taxes                                                      20,000          (82,687)         (63,106)
       Initial public offering costs written off                                 216,547             --               --
       Writedown of goodwill                                                        --               --            576,000
       Equity in earnings (loss) of affiliate                                       --               --            121,971
       Accrued interest on IOC
         loan payable                                                             89,493           56,643             --
     Net changes in non-cash
       working capital balances related to operations
         Increase in accounts receivable                                        (208,552)         (66,333)        (333,048)
         Decrease (increase) in research
           and development grants receivable                                      45,580         (186,971)            --
         Decrease (increase) in inventory                                         36,245          149,578         (764,646)
         Increase (decrease) in accounts payable and accrued liabilities         268,488         (188,861)         982,544
         Increase in prepaid expenses                                            (10,785)         (54,837)         (31,453)
                                                                             ---------------------------------------------

                                                                                 534,328         (934,809)      (3,496,203)
                                                                             ---------------------------------------------

INVESTING ACTIVITIES
  Decrease in term deposits                                                          763           98,331             --
  Purchase of capital assets                                                    (311,549)      (1,029,416)      (1,108,068)
  Advances (repayment) to related parties                                        201,947          (64,859)
  Purchase of equity in joint venture                                               --               --         (1,805,836)
                                                                             ---------------------------------------------

                                                                                (108,839)        (995,944)      (2,945,937)
                                                                             ---------------------------------------------

FINANCING ACTIVITIES
  Increase in bank indebtedness                                                   16,578           27,380          203,456
  Shares and warrants issued                                                        --          7,576,470        1,298,090
  Shares contributed by shareholders                                                --           (185,000)            --
  Loan (repayment) from shareholders                                               9,092         (266,274)            --
  Repayment of Innovation Ontario loan                                              --           (220,110)            --
  Deferred issue costs of public offering                                       (531,741)         610,909             --
                                                                             ---------------------------------------------

                                                                                (506,071)       7,543,375        1,501,546
                                                                             ---------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (5,162)          27,341          (71,411)
                                                                             ---------------------------------------------

NET INCREASE (DECREASE) IN CASH DURING THE YEAR                                  (85,744)       5,639,963       (5,012,005)

CASH AND EQUIVALENTS, beginning of year                                           89,272            3,528        5,643,491
                                                                             ---------------------------------------------

CASH AND EQUIVALENTS, end of year                                            $     3,528      $ 5,643,491      $   631,486
==========================================================================================================================


NOTE: SEE NOTE 17 FOR SUPPLEMENTARY INFORMATION


         See accompanying summary of significant accounting policies and notes to these financial statements.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

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

The financial statements reflect retroactively a backsplit occurring during 1996 (see Note 11(b)(ii)).

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Indo WideCom International Ltd. All significant intercompany transactions and accounts have been eliminated.

INVESTMENT IN AFFILIATES

The investment in affiliates are accounted for on the equity basis.

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

================================================================================
                                                          THE WIDECOM GROUP INC.
                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

LONG-LIVED ASSETS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in the fiscal year 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss be based on the fair value of the asset. The adoption of SFAS No. 121 had no impact on the Company's financial statements or operations.

CAPITAL ASSETS

Capital assets are recorded at cost. Amortization is provided annually at rates calculated to amortize the assets over their estimated useful lives as follows:

Plant, machinery and
  computer equipment        -      30% declining balance
Furniture and fixtures      -      20% declining balance
Prototype and jigs          -      20% declining balance

EARNINGS OR LOSS PER SHARE

Earnings or loss per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each period. Earnings or loss per share is computed using the treasury stock method, under which the number of shares outstanding reflects the assumed repurchase of shares of the Company's common stock with the proceeds from the assumed exercise of dilutive outstanding stock options. All share and per share data are retroactively adjusted for stock dividends and stock splits.

The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company will adopt this statement in the third quarter of the fiscal year 1998. The adoption of SFAS No. 128 is not expected to have a material impact on earnings per share.

STOCK BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. See Note 11 (d) for a summary of the pro forma net income and earnings per share determined as if the Company had applied SFAS No. 123.

CASH AND EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

================================================================================
                                                          THE WIDECOM GROUP INC.
                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

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

CONCENTRATIONS OF CREDIT RISK AND BUSINESS CONCENTRATION

The Company's receivables are unsecured and are generally due in 30 days. Currently the Company's customers are primarily local, national and international users of wide fax document systems. The Company's receivables do not represent significant concentrations of credit risk as at March 31, 1997, due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments of the Company, including cash, accounts receivable, bank indebtedness and accounts payable, approximate fair value because of their short maturity. The fair value of advances to related parties can not be readily determined because of the nature of their terms.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1. ACCOUNTS RECEIVABLE

    Accounts receivable consist of:

                                                    1995           1996           1997
                                                --------------------------------------
    Trade accounts receivable                   $364,559       $442,096       $657,046
    Less: Allowance for doubtful accounts          5,191          5,349          6,097
                                                --------------------------------------

                                                $359,368       $436,747       $650,949
                                                ======================================

2. INVENTORY

                           1995           1996             1997
                       ----------------------------------------
   Raw materials       $218,789       $244,524       $1,061,422
   Work in progress     298,720        168,823           48,225
   Finished goods        70,884         42,781           89,739
                       ----------------------------------------

                       $588,393       $456,128       $1,199,386
                       ========================================

3. ADVANCES TO SHAREHOLDERS AND RELATED PARTIES

  (a) Advances to related parties are non-interest bearing except as noted and will be repaid follows:

                                                1995          1996           1997
                                             ------------------------------------
      WideCom Fax and Plotters Ltd.(i)       $21,043       $86,715       $ 85,116
      Shareholders                                --            --         32,033
                                             ------------------------------------
                                              21,043        86,715        117,149
      Less: Current portion                   21,043        86,715        117,149
                                             ------------------------------------
                                             $    --       $    --       $     --
                                             ====================================

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

3. ADVANCES TO SHAREHOLDERS AND RELATED PARTIES (CONTINUED)

         (i)  WideCom Fax and Plotters Ltd.

              Loans were made to a company controlled by a principal stockholder to purchase production equipment necessary in the manufacture of the Company's product in India.

   (b) Transactions with companies controlled by, and fees paid to, executive officers, the principal shareholders and directors during the year were as follows:

                                                 1995             1996             1997
                                            -------------------------------------------
         Sales                              $  23,109        $  37,306        $  13,217
         Consulting fees (Note 13(a))              --          (45,233)        (135,056)
         Capital assets acquired             (224,707)        (323,363)              --
         Purchases                           (115,891)              --               --
         Management fees, salaries
           and commissions                   (114,192)        (207,657)        (378,015)

         The management fees are paid on a month to month basis to executives who comprise senior management of the Company (See also Note 13(c)).

--------------------------------------------------------------------------------

4. CAPITAL ASSETS

   Capital assets consist of:

                                                      1995                            1996                            1997
                                    --------------------------------------------------------------------------------------
                                               ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                        COST  AMORTIZATION             COST   AMORTIZATION             COST   AMORTIZATION
   Machinery, plant and
   computer equipment               $284,840      $ 29,045       $  699,335     $  143,256       $1,563,728     $  425,596
   Furniture and fixtures            114,935         8,513           99,832         17,589           95,369         29,946
   Prototype and jigs                     --            --          444,231         35,430          415,094        223,782
   Land                                   --            --           67,457             --           61,121             --
   Building under
     construction                         --            --          123,737             --          282,497             --
                                    --------------------------------------------------------------------------------------
                                    $399,775      $ 37,558       $1,434,592     $  196,275       $2,417,809     $  679,324
                                    ======================================================================================

   Net book value                                 $362,217                      $1,238,317                      $1,738,485
                                                  ========================================================================

   During 1997, prototypes and jigs were written down by approximately $115,000.

--------------------------------------------------------------------------------

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)


MARCH 31, 1995, 1996 AND 1997
-------------------------------------------------------------------------------

5. DEFERRED ISSUE COSTS OF PUBLIC OFFERING

   These costs include legal, accounting, advances of the underwriter's expense allowance and other related costs of the public offering. Certain costs related to previous offerings were written off during 1995 and the remaining costs were deducted from the equity raised in the offering during 1996.

6. INVESTMENT IN AFFILIATES

   Investment in affiliates consists of:           1995          1996           1997
                                                   ---------------------------------
                                                             <C.
   DS Corporate Marketing Ltd. (i)                  $--      $576,000     $       --
   3994340 Canada Inc. (ii)                          --            --     $1,685,935
                                                   ---------------------------------

                                                    $--      $576,000     $1,685,935
                                                   =================================

   (i) During 1996 the Company acquired a 49% interest in DS Corporate Marketing Ltd. and the original excess of $720,000 over the purchase price of the underlying value of the assets was attributed to goodwill. Management periodically assesses the carrying value of the goodwill based on the expected benefits from this investee and, accordingly, during 1997 this investment was written down to $ nil. The Company's 49% share of assets, liabilities and operating income is not significant.

   (ii) In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3994340 Canada Inc., a Quebec based company, for approximately $1,875,000. The investee carries on research and development activities in order to develop improvements, modifications, additions or alterations to the intellectual property and to develop new products. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand Montreal, a instummentality of the Province of Quebec, Canada, pursuant to which they would be permitted, under certain circumstances, to exchange its 45% interest for up to 253,000 common shares of the Company. The Company has a commitment to pay a royalty fee based on net revenue (See also Note 13(d)). The other two companies that each own 5% of the investee are controlled by a memeber of the executive of the Company.

   The assets, liabilities, revenue and expenses of 3994340 Canada Inc. for the period ended March 31, 1997 are as follows:

   Current assets                       $4,707,249
   Capital assets                          596,771
                                        ----------
                                         5,304,020
  Current liabilities                      117,333
                                        ----------

  Net assets                            $5,186,687
                                        ==========

  Revenue
  Sales                                 $  125,535
  Research and development grants          361,564
                                        ----------
                                           487,099
  Expenses                                 855,968
                                        ----------
  Net loss for the period               $(368,869)
                                        =========

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)


MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

7. BANK INDEBTEDNESS

   In 1995 the Company had a line of credit of approximately $125,000 plus accrued interest income on specified term deposits. This line bore interest at bank prime plus one and one half percent, collateralized by specified term deposits and is payable on demand. At March 31, 1995 approximately $101,708 was utilized. During 1996 this indebtedness was repaid in full and the Company cancelled the line. During 1997 the Company obtained an operating line of credit which bears interest at prime + 0.75%, is due on demand, and is secured by inventory, accounts receivable, and equipment for up to five years as well as a general security agreement over all company assets. At March 31, 1997, approximately $110,000 was utilized.

   The Company's 1996 bank indebtedness is the result of a bank overdraft in the Company's subsidiary. The Company's 1997 bank indebtedness is the result of a bank overdraft in the Company's subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

--------------------------------------------------------------------------------

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities consist of:

                                                   1995           1996             1997
                                               ----------------------------------------
   Trade accounts payable                      $137,276       $260,897       $  487,763
   Wages and employee deductions payable         93,533          9,125          200,011
   Accrued liabilities                           10,719        123,440          664,300
   Costs of public offering                     265,123             --               --
   Interest payable (see Note 9)                 58,790             --               --
                                               ----------------------------------------

                                               $565,441       $393,462       $1,352,074
                                               ========================================

--------------------------------------------------------------------------------

9. LOANS FROM NON-MANAGEMENT SHAREHOLDERS

                                                        1995       1996     1997
                                                   -----------------------------
   Promissory notes payable, interest
   at 8% and 12% per annum, repaid from
   the proceed of the initial public offering
   (see Note 11 (b))                               $ 259,247        $--      $--
                                                   =============================

   Included in accounts payable at March 31, 1995 was interest of $58,790 (see
   Note 8).

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

10.GOVERNMENT ASSISTANCE

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

                                            1995           1996      1997
                                        ---------------------------------

   (b)    Grants

         Research and development (1)   $360,140       $186,971       $--
         National Research Council        18,088         66,033        --
         Other government agencies        12,758          9,318        --
                                        ---------------------------------
                                        $390,986       $262,322       $--
                                        =================================

         (1) Research and development grants are cash payments and credits against taxes payable received or receivable from the Federal government as an incentive to conduct research and development in Canada. As at March 31, 1997, research and development grants receivable amounted to $696,347. This amount represents management's best estimate of grants based on its interpretation of current legislation. However, Revenue Canada has not yet assessed all claims and therefore the amount ultimately received could be materially different than the amount recorded.

--------------------------------------------------------------------------------

11. SHARE CAPITAL

   (a)   Authorized

         20 million common shares

         23,350 preferred shares on March 31, 1995 and no shares on March 31, 1996 and 1997.

         Of the 4,848,418 shares issued on March 31, 1997, 51,063 of these shares have not been registered by the Company's stock transfer agent.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

11. SHARE CAPITAL (CONTINUED)

   (b)   Changes to Issued Share Capital

         (i) In April 1995, the Company acquired a minority interest in a U.S. based marketing company in exchange for 240,000 shares of the Company's common stock and 100,000 warrants to purchase common shares at $4.00. For the purposes of this acquisition the Company's shares were valued at $3.00 per share.

         (ii) On September 18, 1995, the outstanding common shares of the Company were backsplit 8 for 10. The number of authorized common shares were changed from unlimited to 20 million. These changes have been treated retroactive to all prior period share information and earnings per share calculations.

         (iii) On October 13, 1995 the Company consummated a bridge financing for which it issued an aggregate of 84,000 common shares and warrants to purchase 840,000 common shares exercisable during the four year period commencing one year from the date of the initial public offering at a purchase price of $4.00 per share.

         (iv) On December 15, 1995 the Company completed an initial public offering whereby 1,650,000 common shares were sold for $5 per share and 1,650,000 redeemable warrants for $0.10 per warrant exercisable. The proceeds of this issue, net of underwriting and other issue expenses totalling $2,352,945, was $6,062,055.

         (v) In January 1996 the underwriter exercised the option granted to them in the terms of the initial public offering to purchase an additional 247,500 common shares and 247,500 warrants at $5.00 and $0.10 each respectively for the purposes of covering over allotments.

         (vi) During 1996, the underwriter purchased 165,000 warrants at a price of $.001 each for an aggregate of $165, which entitles the underwriter to purchase 165,000 common shares at a purchase price of $8.25 per share and also entitles the underwriter to purchase an additional 165,000 of warrants at a purchase price of $0.165 per warrant. The warrants purchased during 1996 are exercisable during the four year period commencing December 15, 1996.

         (vii) During 1996, the Company settled a lawsuit for $185,000 which the controlling shareholders had jointly and severally agreed to idemnify and hold harmless the Company. The controlling shareholders surrendered to the Company, 16,087 common shares of the Company with a fair market value equal to the amount of the settlement.

         (viii) During 1997, 414,345 warrants were exercised in exchange for 414,345 common shares. The proceeds of this issue, net of related expenses of $114,945, was $1,298,090. This amount includes warrants exercised under the Company's warrant call (see Note 16 (b) and (c)).

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

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

11. SHARE CAPITAL (CONTINUED)

   (d)   Employee Stock Option Plan

         The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In July 1995, the board of directors approved an employee stock option plan covering options to purchase 300,000 common shares which have been issued as follows:

         (i) Options to purchase 200,000 common shares at an exercise price of $5.00 per share have been issued to two members of management in exchange for the cancellation of previously issued warrants to purchase 200,000 common shares. These options are exercisable commencing one year from the consummation of a public offering and expire in July 2005.

         (ii) Options to purchase 100,000 common shares at an exercise price of $8.50 were issued to the President and Vice-President in June 1996.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholees option pricing model with the following weighted-average assumptions for March 31, 1997 and 1996, respectively: risk-free interest rate of approximately 6.0%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of approximately 11.0 % and a weighted-average expected life of the option of 5 years.

         The Company's pro forma information follows:

                                YEAR ENDED        YEAR ENDED         YEAR ENDED
                                 MARCH 31,         MARCH 31,          MARCH 31,
                                      1995              1996               1997
                                -----------------------------------------------
         Net earnings (loss)
           As reported             $64,447       $  (839,301)       $(4,487,824)
           Pro forma                64,447        (1,649,301)        (4,867,824)

         Net loss per share
           As reported                0.02             (0.27)             (0.99)
           Pro forma                  0.02             (0.54)             (1.07)

         The activity of the Company's stock option plan is as follows:

                                             AVERAGE PRICE
                                                 PER SHARE           OPTIONS
                                            --------------------------------
         Balance, April 1, 1995                      $  --                --
         Granted to management                        4.06           200,000
                                            --------------------------------
         Balance, March 31, 1996
           (outstanding and exercisable)                             200,000
         Granted                                      3.81           100,000
                                            --------------------------------

      Balance, March 31, 1997                                        300,000
                                            ================================

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

11. SHARE CAPITAL (CONTINUED)

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

         The weighted average number of common shares used in calculating earnings per common share after retroactive application of the backsplit is as follows:

                                                        1995            1996            1997
                                                   -----------------------------------------
         Shares outstanding at year end            2,111,910       4,434,073       4,848,418
                                                   =========================================
         Weighted average shares outstanding       2,712,660       3,078,428       4,533,583
                                                   =========================================

--------------------------------------------------------------------------------

12. INCOME TAXES

   (a) The components of the provision for income taxes on earnings before income taxes are as follows:

                                                   1995             1996            1997
                                                ----------------------------------------
         Current                                $    --        $      --        $     --

         Deferred provision                      25,000         (176,000)        (63,200)

         Ontario research and development
           super allowance                       (5,000)         (20,000)             --
         Change in valuation adjustment              --          113,313              --
                                                ----------------------------------------
                                                $20,000        $ (82,687)       $(63,200)
                                                ========================================

         The extraordinary item during 1996 is net of taxes of $148,266.

         During 1996, the Company applied issue costs related to the initial public offering in the amount of $2,352,945 to reduce shareholders' equity. This amount gives rise to a tax benefit of $633,000, however a valuation allowance has been recorded for the full amount.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

12. INCOME TAXES (CONTINUED)

   (b) The reconciliation of income taxes calculated at the statutory rate of 44.6% to the total tax provision is as follows:

                                                                                1995             1996               1997
                                                                            --------------------------------------------
         Income taxes (recovery) at statutory rate                          $ 38,000        $(495,000)       $(2,030,000)
         Small business deduction                                            (13,000)              --                 --
         Items not subject to income tax                                          --          172,000            210,000
         Permanent difference resulting from the Ontario research and
           development incentive deduction                                    (5,000)         (20,000)           (21,000)
                                                                            --------------------------------------------
         Adjustment to valuation adjustment                                       --          260,313          1,841,000
                                                                            $ 20,000        $ (82,687)       $        --
                                                                            ============================================

         Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes (see Note 14).

   (c)   Deferred tax liabilities (assets)

         Deferred tax liabilities (assets) have been recorded at current rates as follows:

                                                                                 1995               1996               1997
                                                                         -----------------------------------------------
         LIABILITIES:
         Research and development costs included in
           inventory, deductible as expense for tax purposes             $ (43,387)       $   (52,000)       $        --
         Deferred financing costs, deductible
           as expense for tax purposes                                     (19,000)                --                 --
         Deferred development costs, deductible
           as expense for tax purposes                                     (17,000)                --                 --
         Excess of amortization on capital assets for tax purposes
           over amortization recorded for accounting purposes              (74,000)           (31,000)                --
                                                                         -----------------------------------------------

                                                                          (153,387)           (83,000)                --
                                                                         -----------------------------------------------
         ASSETS:
         Financing costs                                                        --             59,000             44,000
         Balance of pool of Scientific Research & Development
           available to reduce taxable income for future years                  --            339,000            615,000
         IOC loan interest, not deductible for tax purposes                153,000                 --                 --
         Tax losses available to reduce Provincial
           taxable income of future years                                  258,000            209,000          1,712,000
         Share issue costs                                                      --            633,000            338,000
         Excess of amortization on capital assets for accounting
         purposes over amortization recorded for tax purposes                   --                 --            197,000
                                                                         -----------------------------------------------

                                                                           411,000          1,240,000          2,906,000
                                                                         -----------------------------------------------

         Less: Deferred tax asset valuation allowance                     (258,000)        (1,093,800)        (2,906,000)
                                                                         -----------------------------------------------
         Net tax asset (liability)                                       $    (387)       $   (63,200)       $        --
                                                                         ===============================================

         The Company has net operating loss carryforwards to reduce federal taxable income of approximately $3,268,000 which expire 2004. The Company has net operating loss carryforwards available to reduce Ontario taxable income of approximately $4,735,000 which expire during the years 1999 through 2004.

         The net valuation allowance for 1996 is related to the tax benefit of the losses and net operating losses carryforward. The allowance was increased in 1997 for the tax benefit of additional losses and deductible temporary differences.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

13. COMMITMENTS

   (a) The Company has entered into a 3 year management and consulting agreement for management, marketing, planning and related services with a related company controlled by one of the directors to December 1998. The Company will pay $180,000 per year, for three consecutive years, for a total of $540,000.

   (b) The Company leases premises, office equipment and motor vehicles under operating leases expiring in 2001. The approximate annual rental commitments during the lease terms are as follows:

         Year ended March 31, 1998               $ 63,000
         Year ended March 31, 1999                 49,000
         Year ended March 31,2000                  27,000
         Year ended March 31, 2001                  6,000
                                                 --------
                                                 $145,000
                                                 ========

         Approximate rental expense incurred under operating leases is as follows:

         Year ended March 31, 1995               $135,000
         Year ended March 31, 1996                128,000
         Year ended March 31, 1997                 68,000

   (c) The Company has entered into employment contracts with two members of management for a total of up to $190,000 in base salary per annum plus up to a 50% bonus of base salary provided certain performance objectives are met. Amounts paid in 1997 were approximately $173,000 (1996 - $100,000).

   (d) The Company is commited to its affiliate, 3994340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by affiliate on behalf of the Company (See also Note 6).

--------------------------------------------------------------------------------

14. SEGMENTED INFORMATION

   (a) The Company operates in Canada and India in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:

                                                      CANADA              INDIA       INTERCOMPANY              TOTAL
                                                 --------------------------------------------------------------------
         For the year ended March 31, 1995

         Revenue                                 $ 1,920,849        $   103,440        $        --        $ 2,024,289
         Operating profit                             64,027                420                 --             64,447
         Identifiable assets                       2,412,511            593,527           (458,357)         2,547,681

         For the year ended March 31, 1996

         Revenue                                 $ 1,430,918        $   576,883        $        --        $ 2,007,801
         Operating profit                           (849,219)             9,918                 --           (839,301)
         Identifiable assets                       8,933,132          1,627,339         (1,342,957)         9,217,514

         For the year ended March 31, 1997

         Revenue                                   1,329,446          1,357,171           (865,904)         1,820,713
         Operating profit                         (4,364,854)          (628,877)           505,907         (4,487,824)
         Identifiable assets                       6,719,782          2,872,586         (2,667,181)         6,925,187

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

14. SEGMENTED INFORMATION (CONTINUED)

   (b)   The breakdown of sales by geographic area is as follows:

                                   1995             1996             1997
                             --------------------------------------------
         Canada              $  116,666       $   56,032       $  122,676
         United States          723,064          730,055          467,766
         Middle East            394,399          335,682          346,595
         Asia                   312,233           80,576          266,345
         Europe                  78,879          464,000          475,551
                             --------------------------------------------
                             $1,625,241       $1,666,345       $1,678,933
                             ============================================

   (c) For the year ended 1997 and 1996 no end user accounted for more than 5% of the Company's product sales. In 1997, approximately 49.9% of the Company's product sales were made through five distributors, with the largest representing approximately 27.5%. For the year ended March 31, 1996 sales to one major distributor amounted to approximately 9% of total product sales.

--------------------------------------------------------------------------------

15. CONTINGENT LIABILITIES

   (a) A statement of claim has been filed against the Company with respect to claims for non-payment of invoices in the amount of $110,000 for accounting services provided by an accounting firm. The Company has accrued $ 35,000 for this claim.

   (b) Statement of claims have been filed against the Company alleging breach of contract and demanding specific performance, claiming 240,000 shares and 160,000 warrants (after the stock back-split). The President had transferred 100,000 common shares issued to individuals who provided marketing and related services in 1992 and 1993. The individuals had attempted to transfer 172,860 common shares to third parties. The Company's President has entered into an indemnification agreement with the Company whereby he would return up to 160,000 common shares for cancellation to the extent the Company is required to issue any such additional shares.

   (c) In February 1997 the Company was served with a class action lawsuit in the State of New York by shareholders in connection with potential losses that would be suffered on a warrant call (see also Note 16(c)). In addition the Company was subsequently served with a lawsuit by 5 shareholders in the State of California for similar reasons.

         Settlement, if any, on the claims in paragraph (b) and (c) will be recorded when settlement is probable and the amount of the settlement is estimable.
--------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS

   (a) On May 1, 1997, the courts gave preliminary approval to a March 7, 1997 informal agreement to settle, subject to approval of the class, the class action lawsuit. The settlement required that the Company change certain terms of the warrant redemption, undertake to appoint an independent addition to the Board of Directors, hire an independent Chief Operating Officer and cover legal costs of the complainant.

================================================================================
                                                          THE WIDECOM GROUP INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS (CONTINUED)

   (b) In April 1997, warrants to purchase 716,833 common shares were exercised at an exercise price of $ 3 per share.

   (c) In June 1997, the Company received $130,000 which is held in escrow in connection with a proposed financing in the amount of $250,000.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:

                                                                 1995             1996          1997
                                                          -------------------------------------
     Interest                                             $7,126       $   56,289       $32,442
                                                          =====================================
     Non monetary transaction during the year

     Shares issued for investment in affiliate            $   --       $  720,000       $    --
     Shares issued in exchange for preferred shares           --          350,250            --
                                                          -------------------------------------
                                                          $   --       $1,070,250       $    --
                                                          =====================================

                                  EXHIBIT INDEX

EXHIBIT                                                                                   SEQUENT
 NO.               DESCRIPTION                                                            PAGE NO.
-------            -----------                                                            --------
   4.              Distributor Agreement with CADigitizing Corporation

  21.              List of subsidiaries

  23.              Consent of BDO Dunwoody, independent accountants

  27.              Financial Data Schedule
