Form 10-K/A
period 1997-03-31
WIDECOM GROUP INC
filed 1997-08-18
CIK 922023

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1


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

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                                  WHICH REGISTERED
        -------------------                                  ----------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                   NASDAQ SMALL CAP MARKET
WARRANTS TO PURCHASE COMMON STOCK                        BOSTON STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:


        TITLE OF EACH CLASS
               NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the registrant's common stock on the Nasdaq SmallCap Market as of July 7, 1997 was approximately $9,948,089.

         The number of shares outstanding of registrant's common stock as of June 30, 1997 was 5,565,251 shares

All references to "dollar" or "$" in this Annual Report are to United States dollars.

                                     PART I

DESCRIPTION OF BUSINESS

THE COMPANY

         The Widecom Group Inc. (the "Company") was incorporated in Ontario, Canada, June 15, 1990. The Company designs, assembles and recently commenced limited marketing of high-speed, high-performance document systems which transmit, receive, print, copy and/or archive wide format documents, such as blueprints, schematics, newspaper layouts and other mechanical and engineering drawings. The Company's products include WIDEfax Scan, a 36" wide format scanner, and WIDEfax Plotter, a 36" wide format plotter (printer). The Company also markets a WIDEfax Modular Unit which incorporates a WIDEfax Scan module, a WIDEfax Plotter module, optional internal modems and software to permit the unit to interface with a personal computer and combine scanning, printing, facsimile and copying functions in one unit. The Company has only recently commenced commercialization activities which, to date, have resulted in only limited product sales.

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

         On October 2nd, 1996, the Company formed a research and development consortium known as 3994340 Canada Inc., doing business as Technologies NovImage, with an economic development agency of the Province of Quebec. The Company is now conducting all of its research and development activities through NovImage, which activities are expected to qualify for partial funding from governmental agencies.

PRODUCTS

  WIDEfax Scan and SLC436-C Color Scanner

         The WIDEfax Scan and SLC436-C color scanner are wide format scanners capable of scanning a document up to 36" wide. The Company's scanners interface with a personal computer to enable the user to scan images into the personal computer for display, editing and archiving. The WIDEfax Scan provides the capacity of scanning monochromatic images only. As the next generation of the WIDEfax Scan, the SLC436-C was introduced in May of 1996, as a low-cost wide format color scanner capable of scanning 36" by 48" documents at a resolution of 400 dots per square inch ("dpi") in under thirty seconds for monochrome images, and under eight minutes for full color images. Deliveries of the SLC436-C color scanner commenced during the third quarter of 1996.

         The Company's scanners incorporate the Company's single line contact scanner technology to capture the image of a wide format document. The contact scanner consists of a 36" fiber optic array, 8mm "image sensor chips" aligned to create a 36" length light sensor, a 36" light emitting diode ("LED") array and software designed to enhance the scanned image by removing deteriorations from the document being reproduced and to interface the scanner with a personal computer. The fiber optic array acts as a lens and focuses the image on the image sensor chips which read the image. Because the Company's image sensor chips contain pixels larger than those of chips used in other scanners, the Company's contact scanners require less light exposure and, therefore, operate faster than other scanners. SLC436-C reads an image in increments of 400 dpi, whereas standard format facsimile machines read images in increments of 200 dpi and other wide format scanners read images in increments ranging from 138 dpi to 417 dpi. Higher dpi improves the reliability of the scanned image because the scanner recognizes greater image detail.

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

         The Company plans to incorporate the thermal transfer plain paper plotter if it is successfully introduced into its WIDEfax Modular Unit, as well as market the plotter as a separate product. The Company believes that incorporating the thermal transfer plain paper plotter into WIDEfax Modular Unit will facilitate the positioning of this product as an attractive entry in the wide format copier market. The Company also plans to sell the 400 dpi print heads as a separate component to other manufacturers upon introduction of this plotter.

  Software

         The Company has developed and markets two applications software packages, WIDEView, designed to enhance the user's document imaging capabilities, and SLC-OVLY, which enables the Company's WIDEfax products to interface with personal computers operating certain CAD software.

         In May 1996, the Company introduced its Image Database File Management System ("IDF/MS"), a software package designed to provide for wide format document distribution across the Internet. The IDF/MS provides architects, engineers and other users remote access to image databases containing wide format images which previously could not be readily distributed on the Internet. The Company believes that IDF/MS will be particularly useful to architects, engineers, and real estate developers in connection with the bidding on proposed projects by allowing immediate access to engineering documents and plans without the cost and delay associated with the copying, packaging and delivery of such documents and plans.

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

         The Company has established strategic marketing relationships by engaging independent distributors and dealers to market its products in various regions throughout the United States and in foreign markets. As of March 31, 1997, the Company had arrangements with approximately 87 distributors, dealers and sales agents (collectively, "distributors"), of which 72 arrangements are pursuant to written agreements. The Company's agreements with its distributors typically are for a term of two to three years and grant the distributor the right to market the Company's products within a specified territory during the term of the Agreement, provided that the distributor satisfies minimum purchase requirements. Most of the Company's distributors have not satisfied the applicable minimum purchase requirements, in many cases because the Company has been unable to fulfill all purchase orders from the distributors. The Company sells products to distributors at discounts ranging from 25% to 40% of the end user price of the products. For the years ended March 31, 1995, 1996 and 1997, the Company's five largest distributors accounted for approximately 41.8% , 32.8% and 49.9%, respectively, of the Company's product sales. The Imtec Group Ltd. of England represents 27.5% of the Company's sales for the fiscal year ended March 31, 1997. During the years ended March 31, 1995, 1996 and 1997, sales by distributors accounted for approximately 82.3%, 83.1% and 96.4% of the Company's product sales.

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

         A substantial portion of the Company's sales have been made to foreign markets, primarily the Middle East and Asia. The following table sets forth, for the periods indicated, the amount of the Company's sales by geographic region expressed as a dollar amount and as a percentage of product sales for such periods:

                                                  YEAR ENDED MARCH 31,
                                1995                        1996                        1997
                                ----                        ----                        ----
REGION                 AMOUNT          %           AMOUNT           %           AMOUNT           %
                       ------         ---          ------          ---          ------          ---
United States       $  723,064        44.5       $  730,055        43.8         467,766        27.9
Middle East            394,399        24.3          335,682        20.1         346,595        20.6
Asia                   312,233        19.2           80,576         4.8         266,345        15.9
Europe                  78,879         4.8          464,000        27.9         475,551        28.3
Canada                 116,666         7.2           56,032         3.4         122,676         7.3
                    ----------       -----       ----------       -----       ---------       -----
Total               $1,625,241       100.0       $1,666,345       100.0       1,678,933       100.0
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

         The Company entered into three distribution relationships during the year for its scanners. The first two are with the Imtec Group Ltd. ("Imtec") of England, dated November 15, 1996 and Scan Group ("SGI") Ltd. of Israel, dated September 8, 1996. Imtec has agreed to an initial purchase order of 500 units of the Company's product to be used in Imtec's products for distribution throughout the World. SGI has agreed to a principal purchase order of 200 Units to be distributed in the European Market. These relationships allow Imtec and SGI to sell products based on WideCom's technology under their own brand names on terms similar to those with other distributors. The third agreement is with CADigitizing, a Florida Corporation, dated February 13, 1997, for the Chinese market, which gives Cadigitizing the exclusive right to distribute the Company's products into the Peoples Republic of China. Cadigitizing has placed an initial purchase order for the Company's products in the amount of $900,000.

WARRANTY, SERVICE AND MAINTENANCE

         The Company offers a 90-day limited warranty, which can be extended for a term of up to one-year, covering the workmanship and parts of its products. During the term of the warranty, the Company will make repairs and replace parts which become defective due to normal use. During the term of the warranty of products sold by distributors, the Company will replace parts which become defective due to normal use and the distributor is responsible for the labor component of servicing the product. The Company provides a warranty to distributors for a period expiring on the earlier of twelve months following the distributor's purchase of the product or three months following the distributor's sale of the product. The Company trains its in-house service engineers and certain distributors to enable them to service and maintain the Company's products.

         The Company operates a toll free telephone line during normal business hours to respond to distributors and user inquiries about the operation, service and maintenance of the Company's products. The Company also has an "E-mail box" which distributors and users can access to receive such assistance from the Company.

MANUFACTURING

         The Company subcontracts certain manufacturing operations, such as the production of Company designed printed circuit boards or machine enclosures, to outside suppliers. Off-the-shelf items, such as integrated circuits, modems, rollers, gears and LCD displays, are acquired directly from vendors. The Company believes that alternative sources of supply for all of its components and custom parts are readily available on commercially reasonable terms. The Company does not maintain supply agreements with any of its suppliers or subcontractors and purchases components and custom parts pursuant to purchase orders in the ordinary course of business. Most of such components are acquired in the United States and shipped to the Company's manufacturing facility, Indo-Widecom International Ltd., a wholly owned subsidiary of Widecom ("Indo-Widecom") in a free trade zone in India where the Company's manufacturing operations are conducted. Quality control and adjustments are also conducted at Indo-Widecom.

         While the Company conducts its product assembly in-house, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products. There can be no assurance that the Company can increase its manufacturing capabilities on commercially reasonable terms, in a timely manner or at all.

         The Company entered into an agreement on August 24, 1993, with WideCom R&D (the "Agreement"). Widecom R&D is wholly owned by Lakhbir S. Tuli, a principal stockholder of the Company and the father of Raja S. Tuli and Suneet
S. Tuli who are both officers and directors of the Company. "See Directors and Executive officers of the Company." Under the Agreement, WideCom R&D will identify and recruit on a non-exclusive basis, licensing, sub-contract manufacture and marketing ventures for the Company and its line of products in India. A Licensee or marketing venture will purchase equipment from the Company and manufacture the Company's products in India. Pursuant to the agreement, the Company will sell component parts to licensees and receive a royalty payment of 5% on the licensee's sales of finished products. The Company is allowed to purchase completed units assembled by licensees up to a maximum of 50% of the licensee's production, at a price not exceeding the licensees direct cost and 5% for overhead and profit. The licensee will restrict all resales of the product in India. The Company will monitor the quality of products initially by supervising and training the licensee in the manufacturing process. To date, no agreements have been entered into with such licensees.

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

RESEARCH AND DEVELOPMENT

         The Company incurred costs for research and development of $656,876, $732,457 and $614,663 during the years ended March 31, 1995, 1996 and 1997, respectively. As of March 31, 1997, the Company employed only 2 full-time research and development design engineers in North America and 9 research engineers in India, as it moved the bulk of its research and development efforts to a consortium. "See Certain Relationships and Related Transactions"

         The Company formed a research and development consortium on October 2, 1996, with an economic development agency of the Province of Quebec, 3994340 Canada Inc., doing business as Technologies NovImage. The Company is now conducting all of its research and development activities through 3994340 Canada Inc., doing business as Technologies Novimage (see "Certain Relationships and Certain Transactions), which activities are expected to qualify for partial funding from governmental agencies. The research and development activities conducted by 3994340 Canada Inc., doing business as Technologies Novimage on behalf of the Company are primarily focused on plotter, scanner and facsimile technologies.

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

         The Company anticipates that upon introduction of the proposed thermal transfer plain paper plotter, 3994340 Canada Inc., doing business as Technologies Novimage will commence activities relating to the development of a color plotter which uses colored thermal transfer ribbons containing a wax-like printing substance.

         3994340 Canada Inc., doing business as Technologies Novimage is completing the development of a color-scan chip intended to be incorporated into a 36" contact scanner to provide color scanning capabilities. This chip is being designed to combine four image sensor chips to read the following primary colors: magenta, cyan, yellow and black. As a result, such a scanner is expected to be able to function both as a color scanner and as a monochrome scanner. The Company expects that a prototype of a color scanner will be introduced by the fourth quarter of 1997.

         The Company is developing a wide format document "fax-on-demand" system. The Company anticipates that this system would be used for the distribution of engineering and construction plans by bid depositories and tendering document distribution services. The Company anticipates that such services will create a database of documents such as construction plans, and make such documents available to its subscribers who are generally contractors. The system is being designed to enable a subscriber to access a document in the service's database through the subscriber's personal computer and printing the selected document to a WIDEfax Plotter at the subscriber's location.


INTELLECTUAL PROPERTY

         The Company relies upon proprietary know-how and employs various methods to protect the ideas, concepts and documentation of its proprietary technology, which methods include nondisclosure agreements with its employees and distributors; however, such methods may not afford complete protection and there can be no assurance that competitors or customers will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts and documentation. The Company does not hold any patents, although it has filed patent applications relating to certain aspects of its technology. There can be no assurance, however, that any patents will be issued to the Company or, if issued, that such patents would afford the Company a competitive advantage. In any event, there can be no assurance that future patents, if any, would not be circumvented or invalidated.

         In addition, certain aspects of the technologies embodied in the Company's products are generally available to other manufacturers. The Company is not aware of any infringement on the proprietary rights of others and has not received any notice of claimed infringement; however, the Company has not conducted any investigation as to possible infringement and there can be no assurance that third parties will not assert infringement claims against the Company in connection with its products, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation or be able to license any infringed patents of third parties on commercially reasonable terms. If the Company's technologies were found to infringe another party's rights, the Company could be required to modify its products or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the Company would have the financial or other resources necessary to successfully defend a claim of violation of proprietary rights.

         The Company granted an exclusive license to all of its patents and technology relating to its scanner and plotter manufacturing and its WideView TM and SLC-OVLY TM proprietary software (collectively, the "Intellectual Property") to 3994340 Canada Inc., doing business as Technologies Novimage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products. In exchange for this exclusive license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, 3994340 Canada Inc., doing business as Technologies Novimage granted the Company an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by 3994340 Canada Inc., doing business as

Technologies Novimage. 3994340 Canada Inc., doing business as Technologies Novimage retained such rights with respect to the Province of Quebec, Canada. See "Certain Relationships and Certain Transactions".

         The Company has neither filed for copyright protection of its proprietary software nor registered the name SLC-OVLY and WideView as a Trademark with the United States Patent and Trademark Office. The Company holds a registered trademark with the United State Patent and Trademark Office for the WIDEfax(R) name only. The Company is not aware of any infringement on the proprietary rights of others and has not received any notice of claimed trademark infringement; however, the Company has not conducted any investigation as to possible trademark infringement and there can be no assurance that third parties will not assert trademark infringement claims against the Company in connection with its use of any of its marks, that any such assertion of infringement will not result in litigation, or that the Company would prevail in such litigation.

EMPLOYEES

         As of March 31, 1997, the Company had 188 full time employees, including 11 research and development engineers, 108 manufacturing employees, 69 sales staff and administrative personnel. One hundred and forty two of such employees are located in India and are employees of the Company's wholly owned Indian subsidiary, Indo-Widecom International, Ltd. Neither the Company nor its subsidiary is a party to any labor agreements and none of their employees are represented by a labor union. The Company believes its employee relations to be satisfactory.

DESCRIPTION OF PROPERTY

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

         The Company believes that its present facilities are adequate for the Company's current level of operations; however, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products.

LEGAL PROCEEDINGS

         From 1992 to July 1993, Raja S. Tuli engaged two individuals, John Keenan and Vincent DiGiulio ("K&D") to provide services relating to the Company's marketing and other activities. In exchange for performing such services, Mr. Tuli transferred 100,000 Common Shares to K&D. Thereafter, K&D attempted to transfer an aggregate of 172,860 Common Shares to third parties, which 172,860 common shares is in excess of the 100,000 common shares transferred by Mr. Tuli. In November 1993, Raja S. Tuli entered into an indemnification agreement with the Company pursuant to which Mr. Tuli agreed that in the event the Company is required to issue in excess of 100,000 Common Shares to K&D or any purported transferee of such shares, Mr. Tuli would return to the Company up to 160,000 Common Shares for cancellation to the extent the Company is required to issue any such additional shares.

         K&D filed a lawsuit on December 20, 1996, in the U.S. District Court for the District Court of Rhode Island, alleging breach of contract and demanding specific performance, claiming 300,000 shares and 200,000 warrants. Giving effect to the 8 for 10 stock reverse split the Company had implemented in 1995, the claim would be for 240,000 shares and 160,000 warrants, of which 100,000 shares have been transferred by Mr. Tuli and the remaining exposure is for an additional 140,000 shares. The Company has filed an answer to the claim, and is in the process of filing an interpleader counterclaim. One of the two above-mentioned individuals has filed for bankruptcy. The Company, along with K&D are also subject to two additional lawsuits filed by the above-mentioned third parties to whom K&D attempted to transfer shares. This claim has been consolidated into the original litigation, and the Company is attempting to also consolidate the claim by the additional claimant. The Company believes that a number of additional third parties could also prosecute in this regard. The Company will continue to attempt the joinder of all such actions arising in the future in to one Federal Court action. The Department of Business Regulation for the State of Rhode Island is also continuing an investigation into these matters.

         On or about February 27, 1997, plaintiff, Brett Whiton, commenced a class action against the Company, Raja S. Tuli and Suneet S. Tuli. The action is currently pending before the United States District Court for the Southern District of New York. The Complaint is based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997. On or about March 15, 1997, two substantially similar class actions were commenced in the Supreme Court of the State of New York, County of New York; one by Richard Benjamin and the other by Anthony Hand. These actions have also been removed to, and are currently pending before, the United States District Court for the Southern District of New York. The above three actions (collectively, the "New York Class Actions") have been consolidated for all purposes.

         On or about May 1st, 1997, the court approved the settlement of the New York Class Action. The settlement obligated the Company to reduce the warrant redemption to half of the publicly held warrants, and reduce the exercise price to $3.00 from $4.00. Along with payment of the Plaintiff's legal fees, the settlement further obligated the Company to appoint an independent director to its board of directors and recruit an independent Chief Operating Officer. The Company also agreed to issue one replacement warrant for each warrant held by warrant holders on February 10th, 1997 and sold by such holders prior to the close of business on March 5th, 1997. It is not yet possible to quantify the number of warrants that the Company will be required to issue.

         The Settlement has been preliminarily approved by the Court on a non opt-out basis and, if finally approved on a non opt-out basis, will resolve all claims (if any) which may be or have been made by class members. Notice to all class members has been provided, and a hearing has been scheduled for August 2, 1997, to determine whether the settlement shall be finally approved.

         On or about March 10, 1997, an action was commenced in the Superior Court of the State of California or the county of Los Angeles. The action was subsequently removed to, and is currently pending before the United States District Court for the Central District of California. Plaintiffs, Don Johnson, Walter J. Lack, Thomas V. Girardi, Glenn McCusker and Gino Aiello are alleged to be holders of the Company's shares and/or warrants. The complaint in this action, similar to the New York Class Action, is based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997. The complaint includes causes of action for alleged fraud, in the nature of alleged misrepresentation and in the nature of alleged negligent misrepresentation, alleged breach of contract, alleged breach of fiduciary duty, and alleged violation of California Corporations Code SS 25400 and 25500. Plaintiffs' seek compensatory and general damages, punitive damages, and injunctive relief. The complaint also demanded an award of pre-judgment and post-judgment interest, attorneys' fees, expert witness fees, and costs. An answer has been filed by the company in the action in which all material allegations in the complaint are denied and numerous affirmative defenses are asserted.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Certain matters were submitted to a vote of security holders of the Company during the fourth fiscal quarter of the Company's fiscal year ended March 31, 1997, at the Company's annual meeting held on January 30, 1997 (the "Annual Meeting"). At the Annual Meeting the stockholders approved the following:

         (1) the election of the Board of Directors at which four directors were elected, each to serve until the next annual meeting of the stockholders;

Name                    Votes For         Votes Against      Age
----                    ---------         -------------      ---
RAJA S. TULI            2,245,846             35,211          31
SUNEET S. TULI          2,245,846             35,211          29
DR. AJIT SINGH          2,245,846             35,211          56
BRUCE D. VALLILLEE      2,245,846             35,211          76 and


         (2) an amendment to the Company's 1995 Stock Option Plan (the "Plan") to increase the number of shares of the Company's Common Stock authorized for issuance under the Plan. The amendment to the Plan permits the Company to issue options to purchase up to 500,000 shares of the Company's Common Stock. To date, the Company has issued options to purchase up to 200,000 shares of the Company's Common Stock.

         The number of votes cast in connection with the Plan were as follows:
(i) 2,147,871 votes approved the Plan; (ii) 50,111 votes were against the Plan; and (iii) there were 6,300 abstentions and 76,775 broker non-votes.

                                     PART II

MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock and warrants are quoted on the Nasdaq SmallCap Market under the symbols "WIDEF" and "WIDWF", respectively, and on the Boston Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for the Company's common stock and warrants as reported through July 7, 1997. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings, if any, in the foreseeable future for use in Company expansion. The number of holders of record of the Company's common stock and warrants on June 30, 1997 was 57 and 8, respectively. It is believed that the actual number of beneficial holders of each class of common stock and warrants is in excess of 500.

         The following sets forth the high and low sales prices for the Company's Common Stock and warrants, respectively, as reported on the NASDAQ Small Cap Market.

                                       COMMON STOCK         WARRANTS
                                       ------------         --------
                                    HIGH           LOW        HIGH      LOW
                                    ----           ---        ----      ---
1995
  Fourth Quarter (commencing
    December 18, 1995)             $ 6 1/2       $    5      $3 1/2   $1 1/2

1996
  First Quarter (January 1
    through March 31, 1996)         12 3/8        4 7/8       9         21/2
  Second Quarter (April 1
    through June 30, 1996)          13 1/4        7 5/8       9         41/2
  Third Quarter (July 1
    through September 30, 1996)     11 3/8        8 1/8       7        3 7/8
  Fourth Quarter (October 1,
    through December 31, 1996)          10         61/2       6 1/4    3 3/8

1997
  First Quarter (January 1
    through March 31, 1997)         11 3/8        3 1/4       7          1/4
  Second Quarter (April 1
    through June 30, 1997)           4 5/8            2       1 3/4      5/8
  Third Quarter (July 1
   through July 7, 1997)             2 5/8        2 3/8       3/4        3/4

SELECTED FINANCIAL DATA

STATEMENT OF EARNINGS DATA:

                                         YEAR ENDED MARCH 31,
                                         --------------------
                                 1994             1995              1996               1997
                                 ----             ----              ----               ----
Total Revenue                 $1,858,414       $2,024,289       $ 2,007,801        $ 1,820,713
Product Sales                  1,228,294        1,625,241         1,666,345         1,678,933
Research and
  development grants             630,120          390,986           262,322                --
Total Expenses                 1,445,560        1,723,295         3,116,119         5,673,672
Earnings (loss) before
  extraordinary item             474,295           64,447        (1,025,631)       (4,487,824)
Net Earnings (loss)              526,182           64,447          (839,301)       (4,487,824)
Earnings (loss) per
  share before
  extraordinary item                 .19              .02              (.33)            (0.99)
Net Earnings (loss) per
  share                              .21              .02              (.27)            (0.99)
Weighted average
  shares outstanding           2,507,375        2,712,660         3,078,428         4,533,583

BALANCE SHEET DATA:

                                               YEAR ENDED MARCH 31,
                                               --------------------
                                     1995              1996               1997
                                     ----              ----               ----
Working Capital                   $  170,968       $ 6,814,289        $ 1,818,883
Total Assets                       2,547,681         9,217,514          6,925,187
Total Liabilities                  1,419,740           588,908          1,681,884
Retained earnings (deficit)           15,007          (824,294)        (5,312,118)
Shareholders' equity               1,127,941         8,628,606          5,243,303

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

         In 1992, the Company commenced marketing its first 36" wide format facsimile machine on a limited basis, primarily for demonstration purposes, and other wide format document systems in 1994. As a result, the Company has a limited relevant operating history upon which an evaluation of the Company's prospects and performance can be made. Since inception, the Company has generated limited revenues from operations and has not yet achieved profitability. The Company's revenues are derived from product sales and research and development grants and reimbursements from the Canadian government. The Company recognizes revenues from product sales when products are shipped, and from research and development grants and reimbursements when related expenses are incurred. The Canadian government audits the Company's requests for reimbursement for research and development expenses incurred during a calendar year and makes reimbursement payments typically some months after the Company has filed the request. The Company's request for reimbursement for approximately $427,000 attributable to calendar year 1994 (which was filed in September 1995) has been audited and has been received from the Canadian government in May 1997. The Company has filed a request for reimbursement for the year ended December 31, 1995, and the three months ended March 31, 1996 for approximately $255,000 and $123,000 respectively. These requests have not been audited or paid by the Canadian Government. There is no assurance that the requests will be approved in their entirety or at all. Denial of all or a portion of such reimbursement by the Canadian government would result in a change to current period income and denial of a significant portion of such reimbursement would have a material adverse effect on the Company's results of operations for such periods.

GOVERNMENT SPONSORED PROGRAMS

         To date, a substantial portion of the Company's revenues have been derived from research and development grants and reimbursement from the Canadian government. Government sponsored programs are designed to encourage and support the development and exploitation of new technologies by providing partial reimbursement to Canadian businesses for expenses incurred in connection with research and development activities. Prior to 1993, the Company received reimbursement of a percentage of substantially all of its expenses from the Canadian government, because the Company was classified as a "sole purpose research and development company." Since 1993, reimbursement of the Company's expenses from the Canadian government has been limited to reimbursement of a specified percentage of its research and development expenses and qualified related support expenses. Companies seeking reimbursement must submit applications verifying the amounts and nature of research and development expenditures incurred for audit by the Canadian government. Although the Canadian government reimbursed the Company for substantially all amounts requested in 1991 and 1992, the Company did not receive $43,800 (approximately 9.6%) of its requested reimbursement for the calendar year 1993. As of March 31, 1997, the Company had research and development grants receivable of $696,347 representing amounts for which reimbursement has been requested for calendar 1994, calendar 1995 and, three months, ended March 31, 1996. Of this amount, $420,000 has subsequently been received.

         Other government sponsored research grants and subsidies have been provided to the Company to fund specific research programs. The majority of such grants and subsidies have been provided under the Industrial Research Assistance Program which is administered by the Canadian National Research Council (the "NRC"). Grants are made on the condition that research and development activities are performed in Canada and with the prior approval by the NRC of the scope, content and objectives of the research to be performed. For the years ended March 31, 1995 and 1996, the Company received payments under such program of approximately, $18,000 and $66,000, respectively. No grants were received for the year ending March 31, 1997; however, the Company together with a branch of the government of the Province of Quebec (Innovatech) became equal shareholders in the Research and Development company, 3994340 Canada Inc., doing business as Technologies Novimage. The nature of 3994340 Canada Inc., doing business as Technologies Novimage entitles it to receive grants in excess of 40% of qualified research expenditures. Products derived from the research are then licensed back to the Company at a nominal royalty of 0.5% of sales of those products. The formation of 3994340 Canada Inc., doing business as Technologies Novimage enables the Company to obtain a substantial increase in the amount of research that can be performed. See "Certain Relationships and related Transactions."

         In 1996, a change in Canadian tax legislation substantially reduced the amount of subsidy available on research and development performed by publicly traded companies.

IMPACT OF CURRENCY EXCHANGE RATES

         The Company conducts a substantial portion of its business in foreign currency, primarily the Canadian dollar and, to a lesser extent, the Indian rupee. To date, fluctuation in foreign currency exchange rates have not had a significant impact on the Company's results of operations. Fluctuations in the exchange rates between the United States dollar and the Canadian dollar or Indian rupee; however, could have an adverse effect on the Company's operating results in the future. The Company may seek to limit its exposure to the risk of currency fluctuations by engaging in foreign currency transactions that could expose the Company to substantial risk of loss. The Company has limited experience in managing international transactions and has not yet formulated a strategy to protect the Company against currency fluctuations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant impact on the Company's future operating results.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

         Revenues for the year, ended March 31, 1997, were $1,820,713, a decrease of $187,088, or 9.3%, as compared to $2,007,801 for the year, ended March 31, 1996. The decrease was attributable to a decrease in research grants and reimbursement of $262,322, which was partially offset by an increase in product sales of $12,588 and interest income of $62,646.

         The increase in accounts receivable for the year, ended March 31, 1997 of $650,949, compared to $436,747 for 1996, is attributable to an increase in sales of the Company's Color Scanner during the end of such period.

         Operating expenses for the year, ended March 31, 1997 were $5,673,672, an increase of $2,557,553, or 82.1%, as compared to $3,116,119 for the year, ended March 31, 1996. Operating expenses also increased as a percentage of revenues from 155.2% for the year, ended March 31, 1996 to 311.6% for the year, ended March 31, 1997. The increase in operating expenses both in absolute dollars and as a percentage of revenues of $2,981,764, $90,322, $115,721 and $113,552, respectively, during the year, ended March 31, 1997, is primarily attributable to an increase in selling, general and administrative ("SG&A") costs, amortization, the write-off of test equipment, an increase in salaries to Raja S. Tuli and Suneet Tuli, and management fees to Lakhbir S. Tuli in connection with the building of a manufacturing facility of approximately 24,000 square feet in India and the management of Indo-Widecom, Ltd. See "Description of Property and Certain Relationships and Related Transactions," respectively. This increase was off set by the decrease in research and development of $117,794 and non re-occurrence of compensation benefit on stock transaction, debt discount and finance fees of $166,974, $255,478, and $167,277 respectively, which had occurred in 1996. The increase in Selling General & Administrative costs from $751,252 in 1996 to $3,733,016 in 1997 was primarily due to expenses associated with increased marketing activities and due to increased legal and public relations fees of approximately $681,353 incurred in raising an additional $1,298,090 as of March 31, 1997, of share capital in connection with the Company's redemption of all of its publicly traded warrants relating to its initial public offering. The legal fees were also used to successfully defend against court challenges made regarding the warrant call, and additional public relations costs deemed necessary to disseminate the facts of the warrant call. The increase in amortization expenses was due to the increase in the Company's capital assets. Interest and bank charges for the year ended March 31, 1997, decreased by $24,902. Warranty costs of $6,613 were incurred compared to $ nil in the year, ended March 31, 1996. Additions to the management team together with the implementation of employment contracts at the time of public offering resulted in the increase in the management fees.

         The Company has written off its carrying value of the goodwill associated with the acquisition in 1996 of a 49% interest in Corporate Acquisitions, Ltd. doing business as DS Corporate Marketing, Ltd. This write off of goodwill amounted to $576,000.

         The decrease of $117,794 in research and development costs were offset by the Company's $121,971 share of the loss incurred by 3994340 Canada Inc., doing business as Technologies Novimage.

YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995.

         Revenues for the year ended March 31, 1996 were $2,007,801, a decrease of $16,488, or 0.8%, as compared to $2,024,289 for the year, ended March 31, 1995. The decrease was attributable to an decrease in research grants and reimbursement of $128,664, which was partially offset by an increase in product sales of $41,104 and interest income of $71,072.

         The increase in accounts receivable for the year ended March 31, 1996 of $436,747 compared to $359,368 for 1995, is attributable to an increase in sales of WIDEfax(R) Scan during the end of such period.

         Operating expenses for the year ended March 31, 1996, were $3,116,119, an increase of $1,392,824, or 80.8%, as compared to $1,723,295 for the year ended March 31, 1995. Operating expenses also increased as a percentage of revenues from 85.1% for the year ended March 31, 1995, to 155.2% for the year ended March 31, 1996. The increase in operating expenses both in absolute dollars and as a percentage of revenues is primarily attributable to an increase in costs of products sold, research and development expenditures, selling, general and administrative ("SG&A") costs, management fees, compensation benefits on stock exchange, amortization and debt discount and finance fees of $128,703, $75,581, $270,444, $93,465, $166,974, $270,915, $255,478, and
$167,277, respectively, during the year ended March 31, 1996. The increase in research and development expenses was primarily due to costs associated with the development of color scanning capabilities. The increase in SG&A costs was primarily due to expenses associated with the retention of a financial public relations firm and increased marketing activities. The increase in amortization expenses was primarily due to the substantial increase in the Company's capital assets. The increase in debt discount and finance fees was primarily due to non-recurring expenses associated with the Company's Bridge Financing in October 1995 (see, "Liquidity and Capital Resources") and initial public offering in December 1995. Interest and bank charges for the year ended March 31, 1996, decreased by $32,858 and decreased as a percentage of revenues from 4.9% to 3.3%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and marketing expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. On March 31, 1997, the Company had working capital of $1,818,883, as compared to $6,814,289 on March 31, 1996.

         On February 10, 1997, the Company announced that it was calling all 1,187,500 of its publicly traded warrants for redemption. See "Legal Proceedings". On March 6, 1997, the exercise price was reduced to $3.00, and excluded one half of the warrants and the date for redemption was extended to April 4, 1997, after which the exercise price reverted to $4.00 per share for the unredeemed warrants. On March 31, 1997, 244,345 warrants were exercised for which $627,893 was received. The balance of $105,142 was received after March 31, 1997. The remaining 716,833 warrants were exercised between April 1st and April 4th of 1997 for which $2,150,499 was received.

         The Company's cash requirements in connection with the manufacture and marketing of its products at Indo-Widecom,Ltd. will be significant. Other than in connection with expansion of its manufacturing capacity, the Company does not have any material commitments for capital expenditures. The Company believes, based on its currently proposed plans and assumptions relating to its operations, projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements for the foreseeable future. In the event that the Company's plans change, or its assumptions change or prove to be incorrect, or if the projected cash flow otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that existing stockholders will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company when needed on commercially reasonable terms, or at all.

                                    PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

NAME                              AGE                      POSITION
----                              ---                      --------
Raja S. Tuli                       31           President, Chief Executive Officer and
                                                Director
Willem J. Botha                    61           Chief Financial Officer and Treasurer
Suneet S. Tuli                     29           Executive Vice President, Secretary and
                                                Director
Mark Maltese                       45           Vice President of Sales & Marketing
Brig General Baldev Singh          54           Vice President of Manufacturing
                                                Operations/India
Dr. Ajit Singh                     56           Director
Bruce D. Vallillee                 76           Director

         Raja S. Tuli, founder of the Company, has been President, Chief Executive Officer and a director of the Company since its inception. From the Company's inception to August 1993, Mr. Tuli was also Treasurer of the Company. From 1987 to 1990, Mr. Tuli was President of CaCE Ltd. a family-owned architectural/construction business. Mr. Tuli received a bachelor of Science degree in Computer Engineering in 1988 from the University of Alberta. Mr. Tuli is a resident Canadian national. Mr. Tuli is the brother of Suneet S. Tuli.

         Willem J. Botha has been Chief Financial Officer and Treasurer of the Company since September 1993. From 1989 to September 1993, Mr. Botha was an independent accounting consultant. From 1985 to 1989, Mr. Botha was employed by Motorola

Information Systems, a manufacturer of data communications equipment, most recently as its Director of Accounting Services. From 1982 to 1985, Mr. Botha wasan independent financial consultant. Mr. Botha was the Secretary and Treasurer and a Director of Alcon Canada Inc., a pharmaceutical company, from 1980 to 1982. From 1976 to 1980, Mr. Botha was the Controller and Chief Financial Officer for Bell & Howell Limited, a manufacturer of electronic photographic products, and from 1969 to 1976, Mr. Botha was the Controller for Wyeth Ltd., a pharmaceuticals company. Mr. Botha received a Certificate in Theory of Accounting from the University of South Africa. Mr. Botha is a Chartered Accountant and a resident Canadian national.

         Suneet S. Tuli has been Executive Vice President of Sales and Marketing and Secretary since September 1993, and a director of the Company since October 1992, and was the Marketing manager of the Company from June 1990 to August 1993. Mr. Tuli received a Bachelor of Science degree in Civil Engineering from the University of Toronto in April 1990 and is a resident Canadian national. Mr. Tuli is the brother of Raja S. Tuli.

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

         Dr. Ajit Singh has been a director of the Company since October 1992. Dr. Singh is the Senior Fellow at Queens' College, University of Cambridge in England, and its Director of Studies in Economics. Since 1987, Dr. Singh has held the Dr. William M. Scholl Visiting Chair in the Department of Economics at the University of Notre Dame in the United States. Dr. Singh has been a senior economic advisor the governments of Mexico and Tanzania, and is the author of, "Takeovers, Their Relevance to the Stock market and the Theory of the Firm". Dr. Singh is the uncle of Raja and Suneet S. Tuli. General Singh and Dr. Singh are not related.

         Bruce D. Vallillee has been a director of the Company since September 1995. Since April 1994, Mr. Vallillee has been President of Vallillee Wide Format Products, Ltd., a company engaged in wide format document management and equipment sales. From 1987 to 1994, Mr. Vallillee was the President of Vallillee Electronics, Ltd., a company engaged in the distribution of electronic products. From 1976 to 1987, Mr. Vallillee was Vice President - Sales and Marketing for ITT / Canon Canada, the Canadian joint venture of ITT Corporation and Canon Electronics Corp. Mr. Vallillee is a resident Canadian national.

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

         No director of the Company has received any compensation for such services as a director. Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem of $1,000.

EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid or accrued by the Company to the Named person serving as chief executive officer during the years ended March 31, 1995, 1996 and 1997:


                           SUMMARY COMPENSATION TABLE
                                               Annual Compensation                     Long-Term Compensation
                                               -------------------                     ----------------------
                                                                                       Awards           Payouts
                                                                                       ------           -------
                                                                       Other
                                                                      Annual                                        All Other
                                                                      Compen-                                     Compensatioin
Name And Principal Position         Year      Salary       Bonus      sation(1)  Restrict    Securiti                  ($)
                                               ($)          ($)         ($)      ed Stock       es
                                                                                  Awards      Under-      LTIP
                                                                                    ($)        Lying     Payouts
                                                                                             Options/     ($)
                                                                                             SARs (#)
Raja S. Tuli, President (2)         1997      19,100        --         79,360       --          --         --          --
Chief Executive Officer
                                    1996        --          --         79,225       --          --         --          --
                                    1995        --          --         31,682       --          --         --          --
                                    1994        --          --         28,000       --          --         --          --


(1) Such amounts were paid by the Company to a consulting company owned by Raja S. Tuli during the years ended March 31, 1994, 1995, 1996 and 1997.

(2) In July 1995, the Company granted to Raja S. Tuli stock options to purchase 150,000 shares.

         No other executive officer of the Company received compensation and bonuses which exceed $100,000 during any such year.

EMPLOYMENT AGREEMENTS

         On July 17, 1995, the Company entered into a five year employment contract with Raja S. Tuli to serve as President of the Company at an annual base salary of $98,000 per year. Mr. Tuli's compensation will be subject to annual cost-of-living increases, and be eligible to receive bonuses (up to 50% of his then current base salary) provided that the Company achieves certain performance objectives. The Agreement contains a non-disclosure covenant and prohibits Mr. Tuli from competing with the Company during the term of employment agreement and for a period of two years thereafter. In connection with entering in to the Agreement, the Company granted to Mr. Tuli a stock option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $5.00 per share.

         On July 17, 1995, the Company entered into a five year employment contract with Suneet S. Tuli to serve as Executive Vice President of Sales and Marketing of the Company at an annual base salary of $92,000 per year. Mr. Tuli's compensation will be subject to annual cost-of-living increases, and be eligible to receive bonuses (up to 50% of his then current base salary) provided that the Company achieves certain performance objectives. The Agreement contains a non-disclosure covenant and prohibits Mr. Tuli from competing with the Company during the term of employment agreement and for a period of two years thereafter. In connection with entering in to the Agreement, the Company granted to Mr. Tuli a stock option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. Amounts paid to the Tulis in 1997 were approximately $173,000 (1996 - $100,000).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table contains information with respect to the named executive officers concerning individual grants of stock options held as of the last fiscal year.

                                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                    -------------------------------------
                                    Individual Grants                                   Potential Realizable Value   Alternative
                                    -----------------                                   At assumed Annual Rates Of   to (f) And
                                                                                        Stock Price Appreciation     (g): Grant
                                                                                            For Option Term          Date Value


                                       Percent Of
                       Number of         Total
                      Securities      Options/SARs
                      Underlying       Granted To        Exercise Of                                                 Grant Date
                      Option/SARs     Employees In       Base Price       Expiration                                Present Value
  Name                Granted (#)     Fiscal Year          ($/sh)            Date           5% ($)        10% ($)        $
  (a)                     (b)             (c)                (d)             (e)             (f)           (g)          (h)
RAJA S. TULI            50,000            50%               8.50           6/12/06        $267,000      $672,500      --
SUNEET S. TULI          50,000            50%               8.50           6/12/06        $267,000      $672,500      --


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


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table sets forth certain information concerning the exercise, if any, of stock options made as of the last fiscal year under the Company's 1995 and 1996 stock option plan to each of the named executive officers and the fiscal year - end value of unexercised options of the company.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
              --------------------------------------------------------------------------------
                                                         Number of Securities            Value of Unexercised In-
                           Shares                       Underlying Unexercised          The-Money Options/SARs At
                          Acquired                      Options/SARs At Fiscal             Fiscal Year-End (1)
                             On           Value              Year-End                   Exercisable/Unexercisable
                          Exercise      Realized      Exercisable/Unexercisable
     Name
      (a)                    (b)           (c)                   (d)                               (e)
Raja S. Tuli                  0         $ 0             $ 0          200,000                 $ 0        $ 0
Suneet S. Tuli                0         $ 0             $ 0          200,000                 $ 0        $ 0

(1) Market value at March 31, 1997 was 3-7/8.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 20, 1997, information as to
(i) the Common Stock beneficially owned by all directors, nominees and named executive officers, (ii) the Common Stock beneficially owned by any person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.



--------------------------------------------------------------------------------
                        Name                     Amount
                     And Address              And Nature of          Percent
  Title of           of Beneficial              Beneficial           Of Class
   Class                Owner                   Ownership
--------------------------------------------------------------------------------
      Common         Raja S. Tuli(5)           1,250,223(3)            21.2%
      Common         Lakhbir S. Tuli(5)          515,041               10.6%
      Common         Suneet S. Tuli(5)           490,240(4)             9.9%
      Common         Dr. Ajit Singh                  ---                ---
      Common         Bruce Vallillee                 ---                ---
      Common         Willem J. Botha                 ---                ---
      Common         Mark Maltese                    ---                ---
                     All executive officers
                     and directors as a group
                     (six persons)             2,075,503(2)(3)(4)      40.3%

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

(3) Includes: (i) 150,000 Common Shares issuable upon exercise of currently exercisable options at a price of $5.00 per share, and 50,000 Common Shares issuable upon exercise of currently exercisable warrant at a price of $8.50 per share, and (ii) 32,500 shares owned by Diversified Investors Capital Services of North America, Inc., a New York corporation, 67,500 shares owned by Pyrotech Limited, a Cayman Islands corporation, and 4,890 shares owned by Donald J. Schattle, and 180,000 by other stockholders (none of which are affiliated with the Company or Mr. Schattle) respectively, as to which Mr. Tuli and the certain other stockholders has voting rights pursuant to a stock exchange agreement. See "Certain Relationships and Related Transactions."

(4) Includes 50,000 Common Shares issuable upon exercise of currently exercisable options at a price of $5.00 per share and 50,000 Common Shares issuable upon exercise of currently exercisable warrant at a price of $8.50 per share.

(5) Lakhbir S. Tuli is the father of Raja S. and Suneet S. Tuli. The Tulis' disclaim ownership for each others shares of Common Stock.

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

         From 1992 to July 1993, Raja S. Tuli engaged two individuals to provide services relating to the Company's marketing and other activities. In exchange for performing such services, Mr. Tuli transferred 100,000 Common Shares to such individuals. Such individuals have attempted to transfer an aggregate of 172,860 Common Shares to third parties. In November 1993, Raja S. Tuli entered into an indemnification agreement with the Company pursuant to which Mr. Tuli agreed that, in the event the Company is required to issue in excess of 100,000 Common Shares to such individuals or any purported transferee of such shares, Mr. Tuli would return to the Company up to 160,000 Common Shares for cancellation to the extent the Company is required to issue any such additional shares. "See Legal Proceedings"

         The Company has engaged Lakhbir S. Tuli, the father of Suneet and Raja Tuli as a management consultant, with respect to the Company's operations in India. As consideration for his services, the Company paid to Mr. Tuli $38,000, $47,000, $54,000 and $115,000 during the years ended March 31, 1994, 1995, 1996 and 1997 respectively.

         In October 1993, Indo-WideCom International Ltd. ("Indo-Widecom"), a wholly owned subsidiary of the Company, entered into a sublease with WideCom Fax (Widecom Fax"). Widecom Fax is 70% owned by Lakhbir Tuli, the father of Suneet and Raji Tuli. WidecomFax sublease is in connection with the Company's manufacturing facility in India. Annual lease payments by Indo WideCom to WideCom Fax have remained the same at 480,000 rupees (approximately $15,200). See "Properties."

         During the year ended March 31, 1996, the Company purchased approximately $323,000 of products from WideCom Fax pursuant to purchase orders on similar terms as purchases made by unaffiliated third parties. As of March 31, 1996, WideCom Fax owed approximately $86,700 to the Company for purchases from the Company during the year ended March 31, 1995.

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

         On April 4, 1995, the Company entered into a stock exchange agreement with the four stockholders of DS Corporate Marketing Ltd. ("DS"). Pursuant to this agreement, the Company acquired a 49% equity interest in DS in exchange for the issuance to DS of 240,000 Common Shares and warrants to purchase 100,000 Common Shares at a price of $4.00 per share. Upon distribution by DS to its stockholders and their designees, Donald J. Schattle, a 25% stockholder of DS, received 60,000 of the 240,000 Common Shares and 25,000 of the warrants to purchase Common Shares at a price of $4.00 per share. The remaining 180,000 Common Shares and 75,000 warrants were distributed to the other stockholders, none of which are affiliated with the Company or Mr. Schattle. In connection with the stock exchange agreement, the holders of all of such 300,000 shares granted Raja Tuli a proxy to vote all of such shares at all meetings of the Company's stockholders; however, in 1996, 55,110 of Mr. Schattle's Common Shares were sold by Mr. Schattle. As a result of the foregoing, Raja Tuli now has a proxy to vote 184,890 of those shares granted to Raja Tuli pursuant to the Stock Exchange Agreement. See "Security Ownership of Certain Beneficial Owners and Management."

         As of January 30, 1997, the Company announced that it had finalized a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech").The Company and Innovatech purchased 450 shares of the Class A Common Stock of 3994340 Canada Inc., doing business as Technologies NovImage, for a purchase price of approximately US $1,875,000 each. The consideration paid by the Company for the stock of 3994340 Canada Inc., doing business as Technologies Novimage was in cash and was derived from the Company's working capital. In addition, two other corporations, 3294412 Canada Inc., a Quebec corporation and 3294421 Canada Inc., a Quebec corporation, both of which corporations are wholly-owned by Raja
S. Tuli, President and Chief Executive Officer of the Company, each acquired 50 shares of the Class A Common Stock of 3994340 Canada Inc., doing business as Technologies Novimage in exchange for the transfer to 3994340 Canada Inc., doing business as Technologies Novimage of certain patents, patent applications and other technology and intellectual property rights of those companies. In connection with the transaction, the Company granted an exclusive license of all of its patents, if any, and technology relating to its scanner and plotter manufacturing and its WideView TM and SLC-OVLY TM software (collectively, the "Intellectual Property") to 3994340 Canada Inc., doing business as Technologies Novimage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products.

         In exchange for this exclusive license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, 3994340 Canada Inc., doing business as Technologies Novimage granted the Company an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by 3994340 Canada Inc., doing business as Technologies Novimage. 3994340 Canada Inc., doing business as Technologies Novimage retained such rights with respect to the Province of Quebec, Canada. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Innovatech pursuant to which Innovatech would be permitted, under certain circumstances, to exchange its shares of 3994340 Canada Inc., doing business as Technologies Novimage for up to 253,000 shares of common stock of the Company for which Innovatech would have demand registration rights.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

     The following financial statements of The WideCom Group Inc. are included:

                  Report of Independent Accountants Consolidated Balance Sheets as of March 31, 1997, 1996, 1995. Consolidated Statements of Operations for the years ended March 31, 1997, 1996, 1995. Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996, 1995. Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996, 1995. Summary of Significant Accounting Policies Notes to Consolidated Financial Statements.

         (2) Other Schedules

         All other schedules are omitted since the required information is not present or is not present in an amount sufficient to require submission of schedules, or because the information required is included in the financial statements and notes thereto.

         (3) Exhibits

             None.

(b)      Reports on Form 8-K

         Form 8-K, dated February 3, 1997, with respect to the finalization of a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech"). The Company and Innovatech purchased 450 Shares of the Class A Common Stock of 3994340 Canada Inc., doing business as Technologies Novimage Inc., a Quebec Corporation for a purchase price of approximately (US) $1,875,000 each.

         Form 8-K, dated February 10, 1997 with respect to the Company's announcement on February 10, 1997, that it was calling for redemption all of its publicly traded warrants issued in connection with its initial public offering. In addition, notice was given to all registered warrant holders of the Company and to American Stock Transfer and Trust Company that American Stock Transfer and Trust Company had been removed as warrant agent for purposes of warrants being called for redemption, and that the First National Bank of Boston had been appointed to such position.

         Form 8-K, dated April 30, 1997, relating to the Company's announcement on February 10, 1997, that it was calling for redemption all of its publicly-traded warrants issued in connection with its initial public offering. On April 10, 1997, the Company announced that the warrant redemption was complete, and that more than half of the Warrants had been exercised, and that no warrants would be redeemed.

(c)      Exhibits

                  The following exhibits are filed herewith:

EXHIBIT
NO.               DESCRIPTION
---               -----------
10.1              Distributor Agreement between The Widecom Group Inc. and CADigitizing
                  Corporation, dated May 6, 1997.

                  Portions of this exhibit has been omitted pursuant to a request for confidential treatment.

10.2              Distributor Agreement between The Widecom Group Inc. and Scan Group, dated
                  September 8, 1996.

                  Portions of this exhibit has been omitted pursuant to a request for confidential treatment.

10.3              Distributor Agreement between the Widecom Group Inc. and The Imtec Group
                  Limited, dated November 15, 1996.

                  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

21.               List of subsidiaries.

23.               Consent of BDO Dunwoody, independent accountants.

27.               Financial Data Schedule.


(d)               Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 1997                   THE WIDECOM GROUP INC.


                                        By: /s/ RAJA S. TULI
                                           ------------------------------------
                                        Raja S. Tuli Chief Executive Officer
                                        and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     NAME                                 TITLE                                 DATE
     ----                                 -----                                 ----
/s/ RAJA S. TULI            President, Chief Executive Officer and
Raja S. Tuli                Director (Principal Executive Officer)         August 18, 1997


/s/ WILLEM J. BOTHA         Treasurer and Chief Financial Officer          August 18, 1997
Willem J. Botha             (Principal Financial and Accounting
                            Officer)

/s/ SUNEET S. TULI          Executive Vice President of Sales and          August 18, 1997

Suneet S. Tuli              Marketing, Secretary and Director

/s/ BRUCE D. VALLILLEE      Director                                       August 18, 1997

Bruce D. Vallillee

/s/ AJIT SINGH              Director                                       August 18, 1997
Ajit Singh

                             THE WIDECOM GROUP INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                           (IN UNITED STATES DOLLARS)

         CONTENTS
         --------
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

                            [BDO DUNWOODY LETTERHEAD]


                                                                AUDITORS' REPORT

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

/s/ BDO Dunwoody


Chartered Accountants
(Internationally BDO Binder)

Toronto, Ontario
July 4, 1997

                               WIDECOM GROUP INC.
                           CONSOLIDATED BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                                               MARCH 31,
                                                                               ---------
                                                                 1995             1996                 1997
                                                                 ----             ----                 ----
ASSETS
CURRENT ASSETS
  Cash and short term investments (Note 7)                 $     3,528        $ 5,643,491        $    631,486
  Term deposits (Note 7)                                        95,731                 --                  --
  Accounts receivable (Note 1)                                 359,368            436,747             650,949
  Receivable from exercise of warrants                              --                 --             105,142
  Research and development grants
    receivable (Note 10(b))                                    506,680            709,424             696,347
  Inventory (Note 2)                                           588,393            456,128           1,199,386
  Prepaid expenses                                              15,251             70,692             100,308
  Advances to related parties (Note 3)                          21,043             86,715             117,149
  Deferred income taxes                                            714                 --                  --
                                                           -----------        -----------        ------------
TOTAL CURRENT ASSETS                                         1,590,708          7,403,197           3,500,767
CAPITAL ASSETS (Note 4)                                        362,217          1,238,317           1,738,485
DEFERRED ISSUE COSTS OF PUBLIC
  OFFERING (Note 5)                                            594,756                 --                  --
INVESTMENT IN AFFILIATES (Note 6)                                   --            576,000           1,685,935
                                                           -----------        -----------        ------------
TOTAL ASSETS                                               $ 2,547,681        $ 9,217,514        $  6,925,187
                                                           ===========        ===========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness (Note 7)                               $   101,708        $   132,246        $    329,810
  Accounts payable and accrued
    liabilities (Note 8)                                       565,441            393,462           1,352,074
  IOC loan payable (Note 10)                                   214,290                 --                  --
  Accrued interest on IOC loan payable                         277,953                 --                  --
  Loans from non-management
    shareholders (Note 9)                                      259,247                 --                  --
  Deferred income taxes                                          1,101             63,200                  --
                                                           -----------        -----------        ------------
TOTAL CURRENT LIABILITIES                                    1,419,740            588,908           1,681,884
                                                           -----------        -----------        ------------
SHAREHOLDERS' EQUITY (Note 11)
  Preferred shares
    23,350 shares authorized on
                       March 31, 1995 and no shares
                       authorized on March 31, 1996
                       and 1997
    23,350 shares issued and outstanding
                       on March 31, 1995 and no
                       shares issued and outstanding
                       on March 31, 1996 and 1997              183,276                 --                  --
Common shares
  20,000,000 shares authorized of no par
                         value
   2,111,910 shares issued and
                         outstanding on
                         March 31, 1995
   4,434,073 shares issued and
                         outstanding on
                         March 31, 1996
   4,848,418 shares issued and
                         outstanding on
                         March 31, 1997                        839,074          9,300,794          10,598,884
Contributed surplus                                            159,825            159,825             159,825
Retained earnings (deficit)                                     15,007           (824,294)         (5,312,118)
Cumulative translation adjustment                              (69,241)            (7,719)           (203,288)
                                                           -----------        -----------        ------------
                                                             1,127,941          8,628,606           5,243,303
                                                           -----------        -----------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 2,547,681        $ 9,217,514        $  6,925,187
                                                           ===========        ===========        ============

         See accompanying summary of significant accounting policies and notes to these financial statements.

                               WIDECOM GROUP INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN UNITED STATES DOLLARS)

                                                           FOR THE YEARS ENDED MARCH 31,
                                                           -----------------------------
                                                    1995               1996              1997
                                                    ----               ----              ----
REVENUE
  Product sales                                 $ 1,625,241        $ 1,666,345        $ 1,678,933
  Research and development grants
    (Note 10)                                       390,986            262,322                 --
  Interest income                                     8,062             79,134            141,780
                                                -----------        -----------        -----------
TOTAL REVENUE                                     2,024,289          2,007,801          1,820,713
                                                -----------        -----------        -----------
EXPENSES
  Cost of product sales                             341,704            470,407            452,413
  Research and development                          656,876            732,457            614,663
  Selling, general and administrative               480,808            751,252          3,733,016
  Interest and bank charges                         100,159             67,301             42,399
  Management fees                                   114,192            207,657            321,209
  Compensation benefit on stock
    transaction (Note 11(c))                             --            166,974                 --
  Amortization                                       26,401            297,316            503,359
  Debt discount                                          --            255,478                 --
  Finance fees                                           --            167,277                 --
  Warranty costs                                      3,155                 --              6,613
                                                -----------        -----------        -----------
TOTAL EXPENSES                                    1,723,295          3,116,119          5,673,672
                                                -----------        -----------        -----------
OPERATING INCOME (LOSS)                             300,994         (1,108,318)        (3,852,959)
WRITE OFF OF DEFERRED ISSUE COSTS
  (Note 5)                                         (216,547)                --                 --
EQUITY IN EARNINGS (LOSS) OF AFFILIATE                   --                 --           (121,971)
WRITEDOWN OF GOODWILL                                    --                 --           (576,000)
                                                -----------        -----------        -----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                 84,447         (1,108,318)        (4,550,930)
                                                -----------        -----------        -----------
PROVISION FOR (RECOVERY OF) INCOME TAXES
  (Note 12)
  Current                                                --                 --                 --
  Deferred                                           20,000            (82,687)           (63,106)
                                                -----------        -----------        -----------
                                                     20,000            (82,687)           (63,106)
                                                -----------        -----------        -----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM            64,447         (1,025,631)        (4,487,824)
EXTRAORDINARY ITEM, NET OF TAX (Note 10)                 --            186,330                 --
                                                -----------        -----------        -----------
NET EARNINGS (LOSS) FOR THE YEAR                $    64,447        $  (839,301)       $(4,487,824)
                                                ===========        ===========        ===========
EARNINGS (LOSS) PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM, PRIMARY AND FULLY
  DILUTED                                       $      0.02        $     (0.33)       $     (0.99)
                                                ===========        ===========        ===========
EARNINGS (LOSS) PER COMMON SHARE,
  PRIMARY AND FULLY DILUTED (Note 11(e))        $      0.02        $     (0.27)       $     (0.99)
                                                ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     2,712,660          3,078,428          4,533,583
                                                ===========        ===========        ===========


         See accompanying summary of significant accounting policies and notes to these financial statements.

                               WIDECOM GROUP INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (IN UNITED STATES DOLLARS)

                               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                                                                                        RETAINED     CUMULATIVE         TOTAL
                                          PREFERRED       COMMON        CONTRIBUTED     EARNINGS     TRANSLATION    SHAREHOLDERS'
                                           SHARES         SHARES          SURPLUS       (DEFICIT)    ADJUSTMENT        EQUITY
                                           ------         ------          -------       ---------    ----------        ------
BALANCE, March 31, 1994                   $ 183,276    $    839,074      $159,825     $   (49,440)    $ (59,109)    $ 1,073,626
NET EARNINGS FOR THE YEAR                        --              --            --          64,447            --          64,447
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                     --              --            --              --       (10,132)        (10,132)
                                          ---------    ------------      --------     -----------     ---------     -----------
BALANCE, March 31, 1995                     183,276         839,074       159,825          15,007       (69,241)      1,127,941
CONVERSION OF PREFERRED SHARES
  (116,750)(Note 11(c))                    (183,276)        350,250            --              --            --         166,974
SHARES ISSUED FOR INVESTMENT IN
  AFFILIATE (240,000)                            --         720,000            --              --            --         720,000
SHARES ISSUED ON INITIAL PUBLIC
  OFFERING (1,650,000)                           --       8,250,000            --              --            --       8,250,000
WARRANTS ISSUED ON INITIAL
  PUBLIC OFFERING (1,650,000)                    --         165,000            --              --            --         165,000
SHARES ISSUED TO UNDERWRITER
  FOR BRIDGE FINANCING (84,000)                  --         252,000            --              --            --         252,000
SHARES ISSUED ON EXERCISE OF
  UNDERWRITER'S OPTION (247,500)                 --       1,237,500            --              --            --       1,237,500
WARRANTS ISSUED ON EXERCISE OF
  UNDERWRITER'S OPTION (247,500)                 --          24,750            --              --            --          24,750
PURCHASE OF WARRANTS BY
  UNDERWRITER (165,000)                          --             165            --              --            --             165
INITIAL PUBLIC OFFERING COSTS                    --      (2,352,945)           --              --            --      (2,352,945)
CONTRIBUTION BY SHAREHOLDERS
  (16,087)                                       --        (185,000)           --              --            --        (185,000)
NET LOSS FOR THE YEAR                            --              --            --        (839,301)           --        (839,301)
FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT                                     --              --            --              --        61,522          61,522
                                          ---------    ------------      --------     -----------     ---------     -----------
BALANCE, March 31, 1996                   $      --    $  9,300,794      $159,825     $  (824,294)    $  (7,719)    $ 8,628,606
EXERCISE OF WARRANTS (414,345)                   --       1,413,035            --              --            --       1,413,035
WARRANT EXERCISE COSTS                           --        (114,945)           --              --            --        (114,945)
NET LOSS FOR YEAR                                --              --            --      (4,487,824)           --      (4,487,824)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT          --              --            --              --      (195,569)       (195,569)
                                          ---------    ------------      --------     -----------     ---------     -----------
BALANCE, March 31, 1997                   $      --    $ 10,598,884      $159,825     $(5,312,118)    $(203,288)    $ 5,243,303
                                          =========    ============      ========     ===========     =========     ===========



         See accompanying summary of significant accounting policies and notes to these financial statements.

                             THE WIDECOM GROUP INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)

                                                            FOR THE YEARS ENDED MARCH 31,
                                                            -----------------------------
                                                      1995              1996               1997
                                                      ----              ----               ----
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES
  Earnings (loss) for the year before
    extraordinary item                           $    64,447        $(1,025,631)       $(4,487,824)
  Add (deduct) items not requiring a
    cash outlay
    Amortization                                      26,401            297,316            503,359
    Compensation benefit on stock
      transaction                                         --            166,974                 --
    Deferred revenue                                 (13,536)                --                 --
    Deferred income taxes                             20,000            (82,687)           (63,106)
    Initial public offering costs
      written off                                    216,547                 --                 --
    Writedown of goodwill                                 --                 --            576,000
    Equity in earnings (loss) of
      affiliate                                           --                 --            121,971
    Accrued interest on IOC loan payable              89,493             56,643                 --
  Net changes in non-cash working
    capital balances related to operations
    Increase in accounts receivable                 (208,552)           (66,333)          (333,048)
    Decrease (increase) in research
      and development grants receivable               45,580           (186,971)                --
    Decrease (increase) in inventory                  36,245            149,578           (764,646)
    Increase (decrease) in accounts
      payable and accrued liabilities                268,488           (188,861)           982,544
    Increase in prepaid expenses                     (10,785)           (54,837)           (31,453)
                                                 -----------        -----------        -----------
                                                     534,328           (934,809)        (3,496,203)
                                                 -----------        -----------        -----------
INVESTING ACTIVITIES
  Decrease in term deposits                              763             98,331                 --
  Purchase of capital assets                        (311,549)        (1,029,416)        (1,108,068)
  Advances (repayment) to related
    parties                                          201,947            (64,859)           (32,033)
  Purchase of equity in joint venture                     --                 --         (1,805,836)
                                                 -----------        -----------        -----------
                                                    (108,839)          (995,944)        (2,945,937)
                                                 -----------        -----------        -----------
FINANCING ACTIVITIES
  Increase in bank indebtedness                       16,578             27,380            203,456
  Shares and warrants issued                              --          7,576,470          1,298,090
  Shares contributed by shareholders                      --           (185,000)                --
  Loan (repayment) from shareholders                   9,092           (266,274)                --
  Repayment of Innovation Ontario loan                    --           (220,110)                --
  Deferred issue costs of public offering           (531,741)           610,909                 --
                                                 -----------        -----------        -----------
                                                    (506,071)         7,543,375          1,501,546
                                                 -----------        -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH               (5,162)            27,341            (71,411)
                                                 -----------        -----------        -----------
NET INCREASE (DECREASE) IN CASH DURING
  THE YEAR                                           (85,744)         5,639,963         (5,012,005)
CASH AND EQUIVALENTS, beginning of year               89,272              3,528          5,643,491
                                                 -----------        -----------        -----------
CASH AND EQUIVALENTS, end of year                $     3,528        $ 5,643,491        $   631,486
                                                 ===========        ===========        ===========

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

                             THE WIDECOM GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (IN UNITED STATES DOLLARS)

MARCH 31, 1995, 1996 AND 1997

1.       ACCOUNTS RECEIVABLE

Accounts receivable consist of:

                                              1995           1996           1997
                                              ----           ----           ----
Trade accounts receivable                   $364,559       $442,096       $657,046
Less: Allowance for doubtful accounts          5,191          5,349          6,097
                                            --------       --------       --------
                                            $359,368       $436,747       $650,949
                                            ========       ========       ========

2.       INVENTORY

                         1995            1996             1997
                         ----            ----             ----
Raw materials          $218,789       $  244,524       $1,061,422
Work in progress        298,720          168,823           48,225
Finished goods           70,884           42,781           89,739
                       --------       ----------       ----------
                       $588,393       $  456,128       $1,199,386
                       ========       ==========       ==========

3.       ADVANCES TO SHAREHOLDERS AND RELATED PARTIES

(a) Advances to related parties are non-interest bearing except as noted and will be repaid follows:

                                         1995          1996            1997
                                         ----          ----            ----

WideCom Fax and Plotters Ltd.(i)       $21,043       $ 86,715       $ 85,116
Shareholders                                --             --         32,033
                                       -------       --------       --------
                                        21,043         86,715        117,149
Less: Current portion                   21,043         86,715        117,149
                                       -------       --------       --------
                                       $    --       $     --       $     --
                                       =======       ========       ========

         (i) WideCom Fax and Plotters Ltd.

         Loans were made to a company controlled by a principal stockholder to purchase production equipment necessary in the manufacture of the Company's product in India.

(b) Transactions with companies controlled by, and fees paid to, executive officers, the principal shareholders and directors during the year were as follows:

                                                   1995             1996             1997
                                                   ----             ----             ----
Sales                                           $  23,109        $  37,306        $  13,217
Consulting fees (Note 13(a))                           --          (45,233)        (135,056)
Capital assets acquired                          (224,707)        (323,363)              --
Purchases                                        (115,891)              --               --
Management fees, salaries and commissions        (114,192)        (207,657)        (378,015)

         The management fees are paid on a month to month basis to executives who comprise senior management of the Company (See also Note 13(c)).

4.       CAPITAL ASSETS

Capital assets consist of:

                                                   1995                           1996                          1997
                                                   ----                           ----                          ----
                                                ACCUMULATED                    ACCUMULATED                   ACCUMULATED
                                             Cost        Amortization       Cost        Amortization      Cost        Amortization
                                             ----        ------------       ----        ------------      ----        ------------
Machinery, plant and computer equipment    $284,840       $   29,045    $  699,335       $  143,256    $1,563,728     $  425,596
Furniture and fixtures                      114,935            8,513        99,832           17,589        95,369         29,946
Prototype and jigs                               --               --       444,231           35,430       415,094        223,782
Land                                             --               --        67,457               --        61,121             --
Building under construction                      --               --       123,737               --       282,497             --
                                           --------       ----------    ----------       ----------    ----------       --------
                                           $399,775       $   37,558    $1,434,592       $  196,275    $2,417,809     $  679,324
                                           ========       ==========    ==========       ==========    ==========     ==========
Net book value                                            $  362,217                     $1,238,317                   $1,738,485
                                                          ==========                     ==========                   ==========

During 1997, prototypes and jigs were written down by approximately $115,000.

5.       DEFERRED ISSUE COSTS OF PUBLIC OFFERING

         These costs include legal, accounting, advances of the underwriter's expense allowance and other related costs of the public offering. Certain costs related to previous offerings were written off during 1995 and the remaining costs were deducted from the equity raised in the offering during 1996.

6.       INVESTMENT IN AFFILIATES

         Investment in affiliates consists of:

                                        1995            1996            1997
                                        ----            ----            ----

DS Corporate Marketing Ltd. (i)       $     --       $  576,000       $       --
3994340 Canada Inc. (ii)                    --               --       $1,685,935
                                      --------       ----------       ----------
                                      $     --       $  576,000       $1,685,935
                                      ========       ==========       ==========

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

(ii) In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3994340 Canada Inc., a Quebec based company for approximately $1,875,000. The investee carries on research and development activities in order to develop improvements, modifications, additions or alterations to the intellectual property and to develop new products. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand Montreal, an economic development agency of the Province of Quebec pursuant to which they would be permitted, under certain circumstances, to exchange its 45% interest for up to 253,000 common shares of the Company. The Company has a commitment to pay a royalty fee based on net revenue (See also
         Note 13(d)). The other two companies that each own 5% of the investee are controlled by a member of the executive of the Company.

The assets, liabilities, revenue and expenses of 3994340 Canada Inc. for the period ended March 31, 1997 are as follows:

Current assets                        $ 3,400,046
Capital assets                            431,048
                                        3,831,094
Current liabilities                        84,750
Net assets                            $ 3,746,344
Revenue
Other Income                          $    92,243
Research and development grants           265,677
                                      -----------
                                          357,920
Expenses                                  628,965
                                      -----------
Net loss for the period               $  (271,045)
                                      ===========

7.       BANK INDEBTEDNESS

         In 1995 the Company had a line of credit of approximately $125,000 plus accrued interest income on specified term deposits. This line bore interest at bank prime plus one and one half percent, collateralized by specified term deposits and is payable on demand. At March 31, 1995 approximately $101,708 was utilized. During 1996 this indebtedness was repaid in full and the Company canceled the line. During 1997 the Company obtained an operating line of credit which bears interest at prime + 0.75%, is due on demand, and is secured by inventory, accounts receivable, and equipment for up to five years as well as a general security agreement over all company assets. At March 31, 1997, approximately $110,000 was utilized.

         The Company's 1996 bank indebtedness is the result of a bank overdraft in the Company's subsidiary. The Company's 1997 bank indebtedness is the result of a bank overdraft in the Company's subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

8.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of:

                                              1995            1996            1997
                                              ----            ----            ----
Trade accounts payable                      $137,276       $  260,897       $  487,763
Wages and employee deductions payable         93,533            9,125          200,011
Accrued liabilities                           10,719          123,440          664,300
Costs of public offering                     265,123               --               --
Interest payable (see Note 9)                 58,790               --               --
                                            --------       ----------       ----------
                                            $565,441       $  393,462       $1,352,074
                                            ========       ==========       ==========

9.       LOANS FROM NON-MANAGEMENT SHAREHOLDERS

                                                    1995            1996            1997
                                                    ----            ----            ----
Promissory notes payable, interest
  at 8% and 12% per annum, repaid from
  the proceed of the initial public offering
  (see Note 11 (b))                                $259,247       $       --     $       --
                                                   ========       ==========     ==========

Included in accounts payable at March 31, 1995 was interest of $58,790 (see Note
8).

10.      GOVERNMENT ASSISTANCE

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

                                     1995           1996         1997
                                     ----           ----         ----

(b)      Grants

Research and development (1)       $360,140       $186,971       $  --
National Research Council            18,088         66,033          --
Other government agencies            12,758          9,318          --
                                   --------       --------       -----
                                   $390,986       $262,322       $  --
                                   ========       ========       =====

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

         (iv) On December 15, 1995 the Company completed an initial public offering whereby 1,650,000 common shares were sold for $5 per share and 1,650,000 redeemable warrants for $0.10 per warrant exercisable. The proceeds of this issue, net of underwriting and other issue expenses totaling $2,352,945, was $6,062,055.

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

         (vii) During 1996, the Company settled a lawsuit for $185,000 which the controlling shareholders had jointly and severally agreed to indemnify and hold harmless the Company. The controlling shareholders surrendered to the Company, 16,087 common shares of the Company with a fair market value equal to the amount of the settlement.

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

         In July 1995, the board of directors approved an employee stock option plan covering options to purchase 300,000 common shares , increased in January 1997 to 500,000, which have been issued as follows:

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

         The Company's pro forma information follows:

                                      YEAR ENDED       YEAR ENDED          YEAR ENDED
                                        MARCH 31,         MARCH 31,          MARCH 31,
                                          1995             1996                1997
                                          ----             ----                ----
         Net earnings (loss)
           As reported             $      64,447    $    (839,301)       $  (4,487,824)
           Pro forma                      64,447       (1,099,301)          (5,177,824)
         Net loss per share
           As reported                      0.02            (0.27)               (0.99)
           Pro forma                        0.02            (0.36)               (1.14)

The activity of the Company's stock option plan is as follows:

                                     AVERAGE PRICE
                                        PER SHARE       OPTIONS
                                        ---------       -------
Balance, April 1, 1995                $        --            --
Granted to management                        5.00       200,000
                                      -----------       -------
Balance, March 31, 1996
  (outstanding and exercisable)                         200,000
Granted to management                        8.50       100,000
                                      -----------       -------
Balance, March 31, 1997                                 300,000
                                                        =======

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

         The weighted average number of common shares used in calculating earnings per common share after retroactive application of the backsplit is as follows:

                                            1995            1996            1997
                                            ----            ----            ----
Shares outstanding at year end            2,111,910       4,434,073       4,848,418
Weighted average shares outstanding       2,712,660       3,078,428       4,533,583

12.      INCOME TAXES

(a) The components of the provision for income taxes on earnings before income taxes are as follows:

                                                1995            1996            1997
                                                ----            ----            ----
Current                                      $     --        $      --        $     --
Deferred provision                             25,000         (176,000)        (63,200)
Ontario research and development super
  allowance                                    (5,000)         (20,000)             --
Change in valuation adjustment                     --          113,313              --
                                             --------        ---------        --------
                                             $ 20,000        $ (82,687)       $(63,200)
                                             ========        =========        ========

         The extraordinary item during 1996 is net of taxes of $148,266.

(b) The reconciliation of income taxes calculated at the statutory rate of 44.6% to the total tax provision is as follows:

                                               1995            1996              1997
                                               ----            ----              ----
Income taxes (recovery) at statutory
  rate                                       $ 38,000        $(495,000)       $(2,030,000)
Small business deduction                      (13,000)              --                 --
Items not subject to income tax                    --          172,000            210,000
Permanent difference resulting from
  the Ontario research and development
  incentive deduction                          (5,000)         (20,000)           (21,000)
Adjustment to valuation adjustment                 --          260,313          1,777,800
                                             --------        ---------        -----------
                                             $ 20,000        $ (82,687)       $    63,200
                                             ========        =========        ===========

         Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes (see Note 14).

(c)      Deferred tax liabilities (assets)

         Deferred tax liabilities (assets) have been recorded at current rates as follows:

                                                   1995              1996               1997
                                                   ----              ----               ----
LIABILITIES:
Research and development costs included
  in inventory, deductible as expense
  for tax purposes                             $   (43,387)       $   (52,000)       $        --
Deferred financing costs, deductible
  as expense for tax purposes                      (19,000)                --                 --
Deferred development costs, deductible
  as expense for tax purposes                      (17,000)                --                 --
Excess of amortization on capital
  assets for tax purposes over
  amortization recorded for accounting
  purposes                                         (74,000)           (31,000)                --
                                               -----------        -----------        -----------
                                                  (153,387)           (83,000)                --
                                               -----------        -----------        -----------
ASSETS:
Financing costs                                         --             59,000             44,000
Balance of pool of Scientific Research
  & Development available to reduce
  taxable income for future years                       --            339,000            615,000
IOC loan interest, not deductible for
  tax purposes                                     153,000                 --                 --
Tax losses available to reduce taxable
  income of future years                           258,000            209,000          1,364,000
Share issue costs                                       --            633,000            686,000
Excess of amortization on capital
  assets for accounting purposes over
  amortization recorded for tax purposes                --                 --            197,000
                                               -----------        -----------        -----------
                                                   411,000          1,240,000          2,906,000
                                               -----------        -----------        -----------
Less: Deferred tax asset valuation
  allowance                                       (258,000)        (1,093,800)        (2,906,000)
                                               -----------        -----------        -----------
Net tax asset (liability)                      $      (387)       $   (63,200)       $        --
                                               ===========        ===========        ===========

         The Company has net operating loss carry forwards to reduce federal taxable income of approximately $3,268,000 which expire 2004. The Company has net operating loss carry forwards available to reduce Ontario taxable income of approximately $4,735,000 which expire during the years 1999 through 2004.

         The Company has share issue costs amounting to $2,600,000 which gives rise to a tax benefit of $686,000. A portion of these costs are included in the net operating losses carry forwards disclosed above. When realized the benefit will be recorded as a capital transaction.

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

(b) The Company leases premises, office equipment and motor vehicles under operating leases expiring in 2001. The approximate annual rental commitments during the lease terms are as follows:

          Year ended March 31, 1998                             $ 63,000
          Year ended March 31, 1999                               49,000
          Year ended March 31, 2000                               27,000
          Year ended March 31, 2001                                6,000
                                                                --------
                                                                $145,000

         Approximate rental expense incurred under operating leases is as follows:

         Year ended March 31, 1995                              $135,000
         Year ended March 31, 1996                               128,000
         Year ended March 31, 1997                                68,000

(c) The Company has entered into employment contracts with two members of management for a total of up to $190,000 in base salary per annum plus up to a 50% bonus of base salary provided certain performance objectives are met. Amounts paid in 1997 were approximately $173,000 (1996 - $100,000).

(d) The Company is committed to its affiliate, 3994340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by affiliate on behalf of the Company (See also Note 6).

14.      SEGMENTED INFORMATION

(a) The Company operates in Canada and India in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:

                             CANADA             INDIA           INTERCOMPANY          TOTAL
                             ------             -----           ------------          -----
For the year ended
  March 31, 1995
Revenue                   $ 1,920,849        $   103,440        $        --        $ 2,024,289
Operating profit               64,027                420                 --             64,447
Identifiable assets         2,412,511            593,527           (458,357)         2,547,681
For the year ended
  March 31, 1996
Revenue                   $ 1,430,918        $   576,883        $        --        $ 2,007,801
Operating profit             (849,219)             9,918                 --           (839,301)
Identifiable assets         8,933,132          1,627,339         (1,342,957)         9,217,514
For the year ended
  March 31, 1997
Revenue                     1,329,446          1,357,171           (865,904)         1,820,713
Operating profit           (4,364,854)          (628,877)           505,907         (4,487,824)
Identifiable assets         6,719,782          2,872,586         (2,667,181)         6,925,187

(b)      The breakdown of sales by geographic area is as follows:

                        1995            1996             1997
                        ----            ----             ----
Canada              $  116,666       $   56,032       $  122,676
United States          723,064          730,055          467,766
Middle East            394,399          335,682          346,595
Asia                   312,233           80,576          266,345
Europe                  78,879          464,000          475,551
                    ----------       ----------       ----------
                    $1,625,241       $1,666,345       $1,678,933
                    ==========       ==========       ==========

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

(c) In June 1997, the Company received $130,000 which is held in escrow in connection with a proposed financing in the amount of $250,000.

17.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year:

                                                  1995             1996           1997
                                                  ----             ----           ----
Interest                                       $    7,126       $   56,289       $32,442
Non monetary transaction during the year
Shares issued for investment in
  affiliate                                    $       --       $  720,000       $    --
Shares issued in exchange for
  preferred shares                                     --          350,250            --
                                               ----------       ----------       -------
                                               $       --       $1,070,250       $    --
                                               ==========       ==========       =======

                                EXHIBIT INDEX
                                -------------

EXHIBIT
NO.               DESCRIPTION
---               -----------
10.1              Distributor Agreement between The Widecom Group Inc. and CADigitizing
                  Corporation, dated May 6, 1997.

                  Portions of this exhibit has been omitted pursuant to a request for confidential treatment.

10.2              Distributor Agreement between The Widecom Group Inc. and Scan Group, dated
                  September 8, 1996.

                  Portions of this exhibit has been omitted pursuant to a request for confidential treatment.

10.3              Distributor Agreement between the Widecom Group Inc. and The Imtec Group
                  Limited, dated November 15, 1996.

                  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

21.               List of subsidiaries.

23.               Consent of BDO Dunwoody, independent accountants.

27.               Financial Data Schedule.
