Form 10-Q
period 1997-06-30
WIDECOM GROUP INC
filed 1997-08-19
CIK 922023

============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                                  COMMISSION FILE NUMBER 1-13588

                             THE WIDECOM GROUP INC.
             (Exact Name of Registrant as specified in its Charter)

                ONTARIO, CANADA                                                        98-0139939
 (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

       267 MATHESON BOULEVARD EAST, MISSISSAUGA, ONTARIO, CANADA      L4Z 1X8
               (Address of principal executive offices)              (Zip Code)

                                 (905) 712-0505
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of registrant's common stock as of June 30, 1997 was 5,565,251 shares.

PART L: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             See Attachment A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               The Company's revenues are derived from product sales, which are recognized when products are shipped. Prior to January 1996 the Company was eligible for substantial research and development grants. As of January 1, 1996 grants are made as a reduction of taxes payable. Research and development grants are cash payments and credits against taxes payable received or receivable from the Federal government as an incentive to conduct research and development in Canada. As no taxes are payable in the quarter, no grants have been recognized.

               During the quarter the Company earned $63,963 interest on short-term investments compared to $56,141 earned in the same period of 1996.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

               Revenues for the quarter ended June 30, 1997 were $728,188, an increase of $306,878 or 72.8% as compared to $421,310 for the quarter ended June 30, 1996. Sales for the quarter ended June 30, 1997 were $885,633, an increase of $398,741 as compared to $486,892 for the quarter ended June 30, 1996. Sales of the Company's SLC 436 Color Scanner accounted for a majority of the sales increase.

               Operating expenses for the quarter ended June 30, 1997 were $1,275,338, an increase of $360,510, or 39.4 %, as compared to $914,828 for the quarter ended June 30, 1996. Research and development expenses decreased from $220,636 for the quarter ended June 30,1996 to $87,719 for the quarter ended June 30,1997. Of this $87,719 approximately $60,000 is related to the amount of income tax credits that had previously been claimed but disallowed. This expenditure will not reoccur. The Company expects this amount to be substantially reduced in the future because of its investment in the Research & Development Consortium.

               Selling, general and administrative expenses for the quarter ended June 30,1997 increased by $508,330 and increased as a percentage of revenues from 109% to 133%. The increases in absolute dollars and as a percentage of revenues were due to marketing expenses associated with continued emphasis on product commercialization, particularly the introduction of the next generation scanner and the expansion of the Company's administrative and sales staff and offices in anticipation of large expansion of the Company's operations during the quarter. The Company continued to incur legal, administration, and other related costs associated with its announcement on February 10, 1997, that it was calling for redemption all of its publicly traded warraants issued in connection with its initial public offering. The legal fees were also used to successfully defend against court challenges made regarding the warrant call, and additional public relations costs deemed necessary to disseminate the facts of the warrant call. On April 10, 1997, the Company announced that the warrant redemption was complete.

               The Company's share of the loss incurred by the research and development consortium (3994340 Canada Inc.) that had been formed on October 2, 1996, amounted to $92,220.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connections with the commercialization of its products. The Company has historically satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. During the quarter the Company raised $2,024,101(net) through the conversion of warrants associated with the initial public offering, to common shares, and $204,750, from the proceeds of the issuance of 8% Convertible Debentures.

PART II.:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               The Company has reached an agreement in connection with a proposed settlement, dated as of June 27, 1997, between Don Johnson, Walter J. Lack, Thomas V. Girardi, Glenn Mc Cusker, and Gino Aiello who initiated an action in Los Angeles Superior Court against the Company, Raja S. Tuli, and unnamed defendant's designated Does 1-100 on or about March 10, 1997, which action was subsequently removed to the United States District Court for the Central District of California. The complaint was based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997. The complaint included causes of action for alleged fraud, in the nature of alleged misrepresentation and in the nature of alleged negligent misrepresentation, alleged breach of contract, alleged breach of fiduciary duty, and alleged violation of California Corporation Code SS 25400 and 25500.

ITEM 2.  CHANGES IN SECURITIES.

               Pursuant to a Convertible Debenture, dated May 19, 1997, Global Bermuda Limited Partnership, a Bermuda Limited Partnership ("Global") for valuable consideration was issued convertible debentures with interest at 8% per annum, which debentures mature and are payable on May 1998 (the "Debentures"). The Debentures shall be convertible to shares of the Common Stock of the Company (the "Shares") as follows: The Global under this Debenture will have the right, at any time commencing on the 121st day of the following date of issuance of this Debenture and prior to the payment in full of this Debenture, to convert all of the Unpaid Balance of this Debenture into Shares of the Company at a conversion price (the "Conversion Price") equal to the lower of US$5.00 or 80% of the average closing bid price of the Shares, as quoted on the National Association of Securities Dealers Automated Association ("Nasdaq" system over the twenty (20) trading days immediately preceding the date of the Company's receipt of the Global's notice to the Company of its intention to convert, provided, however, that this Debenture may not be converted until at least 30 days have elapsed since the most recent prior conversion of any other of the debentures issued by the Company of the Global. This right of conversion shall terminate, and Global shall not thereafter submit this Debenture for conversion, at such time as the Global or any affiliate of the Global shall have a short position in the Common Stock of the Company.

               Pursuant to a Common Stock Purchase Warrant, dated May 19, 1997, Global Bermuda Partnership Global, a Bermuda Limited Partnership, for valuable consideration purchased 250,000 warrants at the price of (U.S.) $4.00 per share for that number of fully paid and non-assessable shares of the Company's common stock, no par value (the "Common Stock") at any time from May 19, 1997 until May 19, 2000.

               The rights represented by this Warrant may be exercised in whole or in part (but not as to fractional share of Common Stock), by the surrender of this Warrant (properly endorsed if required) at the office of any duly appointed transfer agent for the Common Stock or at the office of the company at 267 Matheson Boulevard East, Mississauga, Ontario, Canada L4Z 1X8 and upon payment to the Company, or for the account of the Company, by cash or by certified check or bank draft, of the Warrant Purchase Price for such shares. The Company agrees that the shares so purchased shall be and be deemed to be issued to Global as the record owner of such shares as of the close of business on the date on which this Warrant shall have been surrendered and payment made for such shares. Certificates for the shares so purchased shall be delivered to Global within a reasonable time, not exceeding 10 days, after the rights represented by this Warrant shall have been so exercised, and, unless this Warrant has expired, a new Warrant representing the number of shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to Global within such time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

ITEM 5.  OTHER INFORMATION.

               None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               Exhibit 27-Financial Data Schedule

               Form 8-K, dated February 3, 1997, with respect to the finalization of a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech"). The Company and Innovatech purchased 450 Shares of the Class A Common Stock of 3994340 Canada Inc., doing business at Technologies Novimage Inc., a Quebec Corporation for a purchase price of approximately (US) $1,875,000 each.

               Form 8-K, dated February 10, 1997, with respect to the Company's announcement on February 10, 1997, that it was calling for redemption all of its publicly traded warrants issued in connection with its initial public offering. In addition, notice was given to all registered warrant holders of the Company and to American Stock Transfer and Trust Company had been removed as warrant agent for purposes of warrants being called for redemption, and that the First National Bank of Boston had been appointed to such position.

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

                                       THE WIDECOM GROUP INC.


                                     /s/Suneet S. Tuli, Executive Vice President
Date   August 19, 1997                  ----------------------------------------
                                        Suneet S. Tuli, Executive Vice President


Date   August 19, 1997              /s/Willem J. Botha
                                       ----------------------------------------
                                       Willem J. Botha, Chief Financial Officer

                                                                   ATTACHMENT A
THE WIDECOM GROUP INC.
CONSOLIDATED BALANCE SHEET
(IN UNITED STATES DOLLARS)
(UNAUDITED)

                                                      FOR THE THREE      FOR THE THREE
                                                       MONTHS ENDED       MONTHS ENDED
                                                          JUNE 30,           JUNE 30,
                                                            1997               1996
                                                            ----               ----
--------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and short term investments                  $  2,103,870        $ 4,508,475
      Accounts receivable                                   873,054            721,530
      Research and development grants receivable            270,531            706,918
      Inventory (Note 3)                                  1,394,975          1,169,419
      Prepaid expenses                                       89,193               --
      Receivable from shareholders                           32,043               --
      Advances to related parties                            85,141             85,052
                                                       ------------        -----------
TOTAL CURRENT ASSETS                                      4,848,807          7,191,394
CAPITAL ASSETS (Note 4)                                   1,715,130          1,412,614
INVESTMENT IN JOINT VENTURE                               1,594,059               --
INVESTMENT IN AFFILIATE                                        --              540,000
                                                       ------------        -----------
TOTAL ASSETS                                           $  8,157,996        $ 9,144,008
--------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank indebtedness                                $    358,509        $   131,778
      Accounts payable and accrued liabilities            1,260,434            645,341
      Deferred income taxes                                    --               62,977
      8% Convertible debentures (Note 6)                    204,750               --
                                                       ------------        -----------
TOTAL CURRENT LIABILITIES                              $  1,823,693        $   840,096
                                                       ------------        -----------


SHAREHOLDERS' EQUITY

      Common shares (Note 5)                           $ 12,622,985        $ 9,532,294
      Contributed surplus                                   159,825            159,825
      Retained earnings (deficit)                        (6,326,488)        (1,317,812)
      Cumulative translation adjustment                    (122,019)           (70,395)
                                                       ------------        -----------
                                                       $  6,334,303        $ 8,303,912
                                                       ------------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  8,157,996        $ 9,144,008
--------------------------------------------------------------------------------------

                                                                    ATTACHMENT A
THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN UNITED STATES DOLLARS)
(UNAUDITED)

                                                 FOR THE THREE        FOR THE THREE
                                                  MONTHS ENDED         MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                      1997                 1996
                                                      ----                 ----
----------------------------------------------------------------------------------

REVENUE
      Product sales                                 $   885,633        $   486,892
      Cost of sales                                     221,408            121,723
                                                    -----------        -----------
      Gross profit                                      664,225            365,169

      Interest income                                    63,963             56,141
                                                    -----------        -----------
TOTAL REVENUE                                       $   728,188        $   421,310
                                                    -----------        -----------


EXPENSES
      Research and development                      $    87,719        $   220,636
      Selling, general and administrative               968,973            460,643
      Interest and bank charges                           4,307              3,851
      Management fees                                   117,603            112,500
      Amortization                                       96,736            117,198
                                                    -----------        -----------
TOTAL EXPENSES                                      $ 1,275,338        $   914,828
                                                    -----------        -----------

OPERATING INCOME (LOSS)                             $  (547,150)       $  (493,518)
                                                    -----------        -----------

EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE          $   (92,220)       $      --

SHAREHOLDERS LAWSUIT RESOLUSIONS (NOTE 7)              (375,000)              --
NET EARNINGS (LOSS) FOR THE PERIOD                  $(1,014,370)       $  (493,518)
----------------------------------------------------------------------------------
EARNINGS (LOSS) PER COMMON SHARE PRIMARY
    AND FULLY DILUTED                               $     (0.18)       $     (0.11)
----------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         5,565,251          4,434,073
----------------------------------------------------------------------------------

                                                                   ATTACHMENT A
THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN UNITED STATES DOLLARS)
(UNAUDITED)

                                                       FOR THE THREE       FOR THE THREE
                                                        MONTHS ENDED        MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                             1997                1996
                                                             ----                ----
----------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Earnings (loss) for the period before
    extraordinary item                                    $(1,014,370)       $  (493,518)
Add (deduct) items not requiring a cash outlay
      Amortization                                             96,736            117,198
      Equity in earnings (loss) of joint venture               92,220               --
                                                          -----------        -----------
                                                          $  (825,414)       $  (376,320)

Net changes in non-cash working capital balances
    related to operations
         Increase in accounts receivable                     (116,563)          (195,356)
         Decrease in R & D grants receivable                  425,351
         Increase in inventory                               (194,937)          (714,482)
         Increase in accounts payable                         (91,889)           253,121
         Decrease in prepaid expenses                          11,127               --
                                                          -----------        -----------
                                                             (792,324)        (1,033,037)
                                                          -----------        -----------

INVESTING ACTIVITIES
         Purchase of capital assets                           (65,367)          (259,760)
                                                          -----------        -----------
                                                              (65,367)          (259,760)
                                                          -----------        -----------

FINANCING ACTIVITIES
      Increase (decrease) in bank indebtedness                 28,558               --
      Shares issued for cash                                2,150,499            231,500
      8% Convertible debentures                               250,000               --
                                                          -----------        -----------
                                                            2,429,057            231,500
                                                          -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (98,982)           (73,719)
                                                          -----------        -----------
NET INCREASE (DECREASE) IN CASH DURING THE PERIOD           1,472,384         (1,135,016)

CASH AND EQUIVALENTS, beginning of period                     631,486          5,643,491
                                                          -----------        -----------

CASH AND EQUIVALENTS, end of period                       $ 2,103,870        $ 4,508,475
----------------------------------------------------------------------------------------

                                                                    ATTACHMENT A


THE WIDECOM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN UNITED STATES DOLLARS)
(UNAUDITED)




1.             PRESENTATION OF INTERIM INFORMATION

               In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30 1997 and the results of operations for the three months ended June 30, 1996 and 1997 and cash flows for the three months ended June 30, 1997. Interim results are not necessarily indicative of results for full year.

               The condensed consolidated financial statements and notes are presented as permitted by Form 10Q and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1997.



2.             FINANCIAL STATEMENTS

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.



3.             INVENTORIES

               Inventories are summarized as follows:-


                           JUNE            JUNE
                         30, 1997        30, 1996
                        ---------------------------

Raw materials           $  875,602       $  764,363
Work in progress           388,624          296,300
Finished goods             130,749          108,756
                        ----------       ----------
Total inventories       $1,394,975       $1,169,419
                        ==========       ==========

                                                                   ATTACHMENT A


THE WIDECOM GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN UNITED STATES DOLLARS)
(UNAUDITED)


4.             CAPITAL ASSETS

               Capital assets consist of:

                                                    JUNE 30, 1997                                JUNE 30, 1996
                                              -----------------------------------------------------------------
                                                                   ACCUMULATED                      ACCUMULATED
                                                   COST            AMORTIZATION         COST        AMORTIZATION

               Machinery, plant and
                computer equipment            $    1,592,823     $   486,201      $     879,575      $   196,952
               Furniture and fixtures                 95,369          34,210            150,974           24,199
               Prototype and jigs                    415,094         255,649            442,661           55,672
               Land                                   61,121               -             67,219                -
               Building under                                                                                  -
                construction                         326,783               -            149,008
                                              ------------------------------------------------------------------
                                              $    2,491,190     $   776,060      $   1,689,437      $   276,823
                                              ==================================================================


               Net book value                                    $ 1,715,130                          $ 1,412,614
                                                                 ===========                          ===========




5.             SHARE CAPITAL

               During the quarter ended June 30, 1997, 716,833 warrants were exercised in exchange for 716,833 common shares. The proceeds of this issue, net of related expenses of $126,398, was $2,024,101.




6.             CONVERTIBLE DEBENTURES

               During the quarter ended June 30, 1997, the Company issued $250,000 in 8% Convertible Debentures. The proceeds of this issue, net of related expenses of $45,250 was $204,750.


7.             SHAREHOLDERS LAWSUIT RESOLUTIONS

               As of June 27, 1997, the Company reached a settlement with the plaintiffs Don Johnson, Walter J. Lack, Thomas V. Girardi, Glenn Mc Cusker, and Gino Aiello who initiated an action in Los Angeles Superior Court against the Company, Raja S. Tuli, and unnamed defendant's designated Does 1-100 on or about March 10, 1997, which action was subsequently removed to the United States District Court for the Central District of California in the state of California.


8.             CONTINGENT LIABILITIES

               Statement of claim was filed against the Company with respect to the following matter in 1993:

               Claim for non-payment of invoices in the amount of $110,000 relate to invoices for accounting services provided by an accounting firm. The Company has accrued $35,000 for this claim.