Form 10-Q
period 1997-09-30
WIDECOM GROUP INC
filed 1997-11-20
CIK 922023

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

              Quarterly report pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.


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


      The number of shares outstanding of registrant's common stock as of November 19, 1997, was 5,636,578 shares.


===============================================================================

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

During the quarter the Company earned $27,674 interest on short -term investments compared to $49,807 earned in the same period of 1996.

Results of Operations

Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Revenues for the quarter ended September 30, 1997 were $678,718, an increase of $359,436 or 112.6% as compared to $319,282 for the quarter ended September 30, 1996. Sales for the quarter ended September 30, 1997 were $854,761, an increase of $495,460 as compared to $359,301 for the quarter ended September 30, 1996. Sales of the Company's SLC 436 Color Scanner accounted for a majority of the sales increase.

Operating expenses for the quarter ended September 30, 1997 were $1,077,167, an increase of $214,831, or 24.9 %, as compared to $862,336 for the quarter ended September 30, 1996. Research and development expenses decreased from $188,743 for the quarter ended September 30,1996 to $28,288 for the quarter ended September 30,1997. The Company expects this amount to be substantially reduced in the future because of its investment in the Research & Development Consortium. Selling, general and administrative expenses for the quarter ended September 30,1997 increased by $328,108 and decreased as a percentage of revenues from 162.8% to 124.9%. The increase in absolute dollars was due to marketing expenses associated with continued emphasis on product commercialization, particularly the introduction of the next generation scanner and the expansion of the Company's administrative and sales staff and offices in anticipation of large expansion of the Company's operations. The Company continues to incur legal, administration, and other related costs associated with its warrant call.

The Company's share of the loss incurred by the research and development consortium (3994340 Canada Inc.) that had been formed on October 2nd. 1996, for the quarter ended September 30, 1997 amounted to $67,422 as compared to $92,220 for the quarter ended June 30, 1997.









       2 (CONTINUED)

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connections with the commercialization of its products. The Company has historically satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. During the quarter ended June 30, 1997 the Company raised $2,024,101(net) through the conversion of warrants associated with the initial public offering, to common shares, and $205,180, from the proceeds of the issuance of 8% Convertible Debentures.

PART ll.:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other Information.

         None


Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE WIDECOM GROUP INC.



Dated:  November 17, 1997             /s/ Suneet S. Tuli
                                      Suneet S. Tuli, Executive Vice President



Dated:  November 17, 1997             /s/ Willem J.Botha
                                      Willem J. Botha, Chief Financial Officer

THE WIDECOM GROUP INC.
CONSOLIDATED BALANCE SHEET
(in United States dollars)
(Unaudited)

                                                     September 30,     September 30,
                                                         1997              1996
                                                     -------------     -------------

Assets

Current assets
  Cash and short term investments                    $  1,440,814       $ 3,407,945
  Accounts receivable                                     891,845           600,451
  Research and development grants receivable              271,099           704,123
  Prepaid expenses                                        100,338                 -
  Receivable from shareholders                             32,110                 -
  Advance to related parties                               85,320                 -
  Inventory (Note 3)                                    1,752,621         1,425,475
                                                     ------------------------------
Total current assets                                    4,574,147         6,137,994

Capital assets (Note 4)                                 1,655,485         1,820,763

Investment in Joint Venture                             1,529,802                 -

Investment in affiliate                                         -           504,000
                                                     ------------------------------
Total assets                                         $  7,759,434       $ 8,462,757
                                                     ==============================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                       316,380           147,835
  Accounts payable and accrued liabilities              1,258,464           521,704
  8% Convertible debentures (Note 6)                      205,180                 -
  Deferred income taxes                                         -            62,728
                                                     ------------------------------
Total current liabilities                               1,780,024           732,267
                                                     ------------------------------

Shareholders' equity

  Common shares (Note 5)                             $ 12,622,985         9,532,294
  Contributed surplus                                     159,825           159,825
  Retained earnings (deficit)                          (6,801,738)       (1,859,928)
  Cumulative translation adjustment                        (1,662)        ( 101,701)
                                                     ------------------------------
                                                        5,979,410         7,730,490
                                                     ------------------------------
Total liabilities and shareholders' equity           $  7,759,434       $ 8,462,757
                                                     ==============================

THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OPERATIONS                         For The Three    For the Three     For the Six      For the Six
(in United States dollars)                                 Months Ended     Months Ended     Months Ended     Months Ended
(Unaudited)                                                September 30,    September 30,    September 30,    September 30,
                                                               1997             1996             1997             1996
                                                           -------------    -------------    -------------    -------------
Product sales                                               $   854,761      $   359,301     $  1,738,656     $    845,197
Cost of sales                                                   203,717           89,826          438,369          211,300
                                                            --------------------------------------------------------------
Gross profit                                                    651,044          269,475        1,300,287          633,897

Research and development grants                                       -                -                -                -
Interest income                                                  27,674           49,807           91,577          105,833
                                                            --------------------------------------------------------------
Net revenue                                                     678,718          319,282        1,391,864          739,730
                                                            --------------------------------------------------------------

Expenses
  Research and development                                       28,288          188,743          116,036          408,927
  Selling, general and administrative                           847,955          519,847        1,813,200        1,092,537
  Interest and bank charges                                      10,595            4,002           14,800            7,126
  Management fees                                                92,367                -          209,982                -
  Amortization                                                   97,962          149,744          192,812          266,774
                                                            --------------------------------------------------------------
Total operating expenses                                      1,077,167          862,336        2,346,830        1,775,364
                                                            --------------------------------------------------------------

Operating income (loss)                                        (398,449)        (543,054)        (954,966)      (1,035,634)
                                                            --------------------------------------------------------------

Equity in earnings (loss) of Joint Venture                      (67,422)               -         (159,654)               -

Shareholders lawsuit resolutions (Note 7)                             -                -         (375,000)               -
                                                            --------------------------------------------------------------

Earnings (loss) before extraordinary item                      (465,871)        (543,054)      (1,489,620)      (1,035,634)

Extraordinary item, net of tax                                        -                -                -                -
                                                            --------------------------------------------------------------

Net earnings (loss) for the period                          $  (465,871)     $  (543,054)    $ (1,489,620)    $ (1,035,634)
                                                            ==============================================================

Earnings (loss) per common share before extraordinary
 item, primary and fully diluted                            $     (0.08)     $     (0.12)    $      (0.27)    $      (0.23)
                                                            ==============================================================

Earnings (loss) per common share primary and fully
 diluted                                                    $     (0.08)     $     (0.12)    $      (0.27)    $      (0.23)
                                                            ==============================================================

Weighted average number of shares outstanding                 5,565,251        4,464,073        5,565,251        4,434,073
                                                            ==============================================================


THE WIDECOM GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                              For the Six      For the Six
(in United States dollars)                                        Months Ended     Months Ended
(Unaudited)                                                       September 30,    September 30,
                                                                      1997             1996
                                                                  -------------    -------------

Cash provided by (used in)
Operating activities
Earnings (loss) for the period before extraordinary item          $ (1,489,620)    $ (1,035,634)
Add (deduct) items not requiring a cash outlay
  Amortization                                                         192,812          266,774
  Equity in earnings (loss) of Joint Venture                           159,654                -
                                                                  -----------------------------
                                                                    (1,137,154)        (768,860)

Net changes in non-cash working capital balances related
 to operations
  (Increase) in accounts receivable                                   (133,522)         (96,937)
  Decrease/(Increase) in R & D grants receivable                       425,556                -
  Increase/(decrease) in inventory                                    (548,621)        (974,087)
  Increase/ (decrease) in accounts payable                             (96,536)         131,362
  (Increase)/ decrease in prepaid expenses                                 209                -
                                                                  -----------------------------
                                                                    (1,490,068)      (1,708,522)
                                                                  -----------------------------

Investing activities
  Purchase of capital assets                                          (115,886)        (787,284)
                                                                  -----------------------------
                                                                      (115,886)        (787,284)
                                                                  -----------------------------

Financing activities
  Increase (decrease) in bank indebtedness                             (14,173)          16,600
  Shares issued for cash                                             2,150,499          231,500
  Private placements                                                   250,000                -
                                                                  -----------------------------
                                                                     2,386,326          248,100
                                                                  -----------------------------

Effect of exchange rate changes on cash                                 28,956           12,160
                                                                  -----------------------------
Net increase (decrease) in cash during the period                      809,328       (2,235,546)

Cash and equivalents, beginning of period                              631,486        5,643,491
                                                                  -----------------------------

Cash and equivalents, end of period                               $  1,440,814     $  3,407,945
                                                                  =============================

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
(Unaudited)
------------------------------------------------------------------------------


1.    Presentation of Interim Information

      In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 1997, and the results of operations for the three months ended September 30, 1996 and 1997 and cash flows for the six months ended September 30, 1997. Interim results are not necessarily indicative of results for full year.

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


3.    Inventories

      Inventories are summarized as follows:-



                                     September 30, 1997    September 30, 1996
                                     ------------------    ------------------

      Raw materials                     $   911,363           $   550,700
      Work in progress                      613,417               705,129
      Finished goods                        227,841               169,646
                                        ---------------------------------
      Total inventories                 $ 1,752,621           $ 1,425,475
                                        =================================

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
(Unaudited)
------------------------------------------------------------------------------


4.    Capital Assets

      Capital assets consist of:


                                                        September 30, 1997             September 30, 1996
                                                    ---------------------------    ---------------------------
                                                                   Accumulated                    Accumulated
                                                       Cost        Amortization       Cost        Amortization
                                                    -----------    ------------    -----------    ------------
      Machinery, plant and computer equipment       $ 1,521,841    $   571,111     $ 1,344,159    $   282,665
      Furniture and fixtures                            180,862         57,902         151,988         30,911
      Prototype and jigs                                250,252         78,632         440,910         75,740
      Land                                               60,850              -          66,954              -
      Building under construction                       349,325              -         206,068              -
                                                    ---------------------------------------------------------
                                                    $ 2,363,130    $   707,645     $ 2,210,079    $   389,316
                                                    =========================================================

      Net book value                                               $ 1,655,485                    $ 1,820,763
                                                                   ===========                    ===========


5.    Share Capital

      During the quarter ended June 30, 1997, 716,833 warrants were exercised in exchange for 716,833 common shares. The proceeds of this issue, net of related expenses of $126,398, was $ 2,024,101.


6.    Convertible Debentures

      During the quarter ended June 30, 1997, the Company issued $250,000 in 8% Convertible Debentures. The proceeds of this issue, net of related expenses of $45,250 was $205,180.


7.    Shareholders Lawsuit Resolution

      As of June 27, 1997 the Company reached a settlement with the plaintiffs Don Johnson, Walter J. Lack, Thomas V. Girardi, Glenn Mc Cusker, and Gino Aiello who initiated an action in Los Angeles Superior Court against the Company, Raja S. Tuli, and unnamed defendant's designated Does 1-100 on or about March 10, 1997, which action was subsequently removed to the United States District Court for the Central District of California in the State of California.

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