Form 10-K/A
period 1997-03-31
WIDECOM GROUP INC
filed 1997-12-12
CIK 922023

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.2


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

Date: December 12, 1997                  THE WIDECOM GROUP INC.


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

     NAME                                 TITLE                                 DATE
     ----                                 -----                                 ----
/s/ RAJA S. TULI            President, Chief Executive Officer and
Raja S. Tuli                Director (Principal Executive Officer)        December 12, 1997


/s/ WILLEM J. BOTHA         Treasurer and Chief Financial Officer         December 12, 1997
Willem J. Botha             (Principal Financial and Accounting
                            Officer)

/s/ SUNEET S. TULI          Executive Vice President of Sales and         December 12, 1997
Suneet S. Tuli              Marketing, Secretary and Director

/s/ BRUCE D. VALLILLEE      Director                                      December 12, 1997
Bruce D. Vallillee

/s/ AJIT SINGH              Director                                      December 12, 1997
Ajit Singh

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

21.               List of subsidiaries.*

23.               Consent of BDO Dunwoody, independent accountants.*

27.               Financial Data Schedule.*



----------
  * Previously Filed.