Form 10-Q
period 1997-12-31
WIDECOM GROUP INC
filed 1998-02-23
CIK 922023

=========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1997.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                  to


                       Commission file number  1-13588

                           THE WIDECOM GROUP INC.
           (Exact Name of Registrant as specified in Its Charter)

           ONTARIO, CANADA                         98-0139939
   (State or Other Jurisdiction of              (I.R.S. Employer
    Incorporation or Organization)             Identification No.)

72 DEVON ROAD, UNIT 17-18, BRAMPTON, ONTARIO, CANADA         L6T 5B4
     (Address of principal executive offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code (905) 712-0505

      267 MATHESON BOULEVARD EAST, MISSISSAUGA, ONTARIO, CANADA, L4Z 1X8
             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report.

Indicate by check [x] ( whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  [x]    No  [ ]

      The number of shares outstanding of registrant's common stock as of February 18,1998, was 5,895,545 shares.


        1 of 9


                           THE WIDECOM GROUP INC.
                                  FORM 10-Q
                                    INDEX

                                                                Page No.
                                                                --------

Part I Financial Information

Item 1 - Financial Statements

      Consolidated Balance Sheets -
      December 31, 1997 and December 31, 1996                       3

      Consolidated Statements of Operations -
      Three and nine months ended December 31, 1997
      And December 31, 1996                                         4

      Consolidated Statements of Cash Flows -
      Nine months ended December 31, 1997
      And December 31, 1996                                         5

      Notes to Consolidated Financial Statements                   6-7


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations             8

Part II Other Information

Item 2 - Changes in Securities                                      8

Item 2 - Reports on Form 8 - K                                      8

Signatures                                                          9


        2 of 9


                        PART I FINANCIAL INFORMATION
                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                       December 31
                                                ---------------------------
                                                   1997            1996
                                                   ----            ----
                                                (unaudited)     (unaudited)

Assets

Current assets
  Cash and short term investments               $   946,858      $  744,136
  Accounts receivable                               840,954         698,394
  Research and development grants receivable        261,737         703,358
  Prepaid expenses                                   75,719               -
  Receivable from shareholders                       31,001               -
  Advance to related parties                         82,373               -
  Inventory (Note 3)                              1,619,445       1,462,211
                                                ---------------------------
Total current assets                              3,858,087       3,608,099

Capital assets (Note 4)                           1,518,233       1,986,253

Investment in Joint Venture                       1,361,736       1,786,892

Investment in affiliate                                   -         468,000
                                                ---------------------------
Total assets                                    $ 6,738,056      $7,849,244
                                                ===========================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                 319,821         231,051
  Accounts payable and accrued liabilities        1,155,484         409,027
  8% Convertible debentures (Note 6)                198,094               -
  Deferred income taxes                                   -          62,659
                                                ---------------------------
Total current liabilities                         1,673,399         702,737
                                                ---------------------------

Shareholders' equity

  Common shares (Note 5)                        $12,511,730      9,872,294
  Contributed surplus                               159,825        159,825
  Retained earnings (deficit)                    (7,311,473)    (2,800,464)
  Cumulative translation adjustment                (295,425)       (85,148)
                                                --------------------------
                                                  5,064,657      7,146,507
                                                --------------------------
Total liabilities and shareholders' equity      $ 6,738,056     $7,849,244
                                                ==========================

See accompanying notes to the consolidated financial statements.


        3 OF 9


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                           For the three months ended      For the nine months ended
                                           ---------------------------    -----------------------------
                                           December 31,   December 31,    December 31,     December 31,
                                               1997           1996            1997             1996
                                           (unaudited)    (unaudited)     (unaudited)      (unaudited)
                                           ------------   ------------    ------------     ------------

Product sales                               $ 821,436      $ 364,470      $ 2,552,102      $ 1,210,093
Cost of sales                                 205,359         91,118          698,980          302,524
                                            ----------------------------------------------------------
Gross profit                                  616,077        273,352        1,853,122          907,569

Research and development grants                     -              -                -                -
Interest income                                16,365         12,391          107,240          118,555
                                            ----------------------------------------------------------
Net revenue                                   632,442        285,743        1,960,362        1,026,124
                                            ----------------------------------------------------------


Expenses
  Research and development                     18,671         91,828          134,898          501,666
  Selling, general and administrative         771,733        911,711        2,567,294        2,001,125
  Interest and bank charges                     6,282          4,892           20,652           12,007
  Management fees                              93,091              -          302,941                -
  Amortization                                 98,107        171,193          281,858          437,639
                                            ----------------------------------------------------------
Total operating expenses                      987,884      1,179,624        3,307,643        2,952,437
                                            ----------------------------------------------------------

Operating income (loss)                      (355,442)      (893,881)      (1,347,281)      (1,926,313)
                                            ----------------------------------------------------------

Equity in earnings (loss) of
 Joint Venture                               (117,003)       (49,857)        (277,073)         (49,857)

Shareholders lawsuit resolutions (Note 7)           -              -         (375,000)               -
                                            ----------------------------------------------------------

Earnings (loss) before extraordinary
 item                                        (472,445)      (943,738)      (1,999,354)      (1,976,170)

Extraordinary item, net of tax                      -              -                -                -
                                            ----------------------------------------------------------

Net earnings (loss) for the period          $(472,445)     $(943,738)     $(1,999,354)     $(1,976,170)
                                            ==========================================================

Earnings (loss) per common share before
 extraordinary item, primary and
 fully diluted                              $   (0.08)     $   (0.21)     $     (0.36)     $     (0.43)
                                            ==========================================================

Earnings (loss) per common share
 primary and fully diluted                  $   (0.08)     $   (0.21)     $     (0.36)     $     (0.43)
                                            ==========================================================

Weighted average number of shares
 outstanding                                5,565,251      4,579,073        5,565,251        4,579,073
                                            ==========================================================

See accompanying notes to the consolidated financial statements.


        4 of 9


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                       For the nine months ended
                                                     ------------------------------
                                                     December 31,      December 31,
                                                         1997              1996
                                                     (Unaudited)       (Unaudited)
                                                     ------------      ------------

Cash provided by (used in)
Operating activities
Earnings (loss) for the period before
 extraordinary item                                  $(1,999,354)      $(1,976,170)
Add (deduct) items not requiring a cash outlay
  Amortization                                           281,858           437,639
  Equity in earnings (loss) of Joint Venture             277,073                 -
                                                     -----------------------------
                                                      (1,440,423)       (1,538,531)

Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                     (112,146)         (196,575)
  Decrease/(Increase) in R & D grants receivable         423,173                 -
  Increase/(decrease) in inventory                      (470,958)       (1,016,617)
  Increase/ (decrease) in accounts payable              (157,106)           67,107
  (Increase)/ decrease in prepaid expenses                21,927                 -
                                                     -----------------------------
                                                      (1,735,533)       (2,684,616)
                                                     -----------------------------
Investing activities
  Purchase of capital assets                            (187,470)       (1,093,145)
  Purchase of equity in Joint Venture                          -        (1,836,750)
                                                     -----------------------------
                                                        (187,470)       (2,929,895)
                                                     -----------------------------

Financing activities
  Increase (decrease) in bank indebtedness                   656           100,593
  Shares issued for cash                               2,150,499           571,500
  Private placements                                     250,000                 -
                                                     -----------------------------
                                                       2,401,155           672,093
                                                     -----------------------------

Effect of exchange rate changes on cash                 (162,780)           43,063
                                                     -----------------------------
Net increase (decrease) in cash during the period        315,372        (4,899,355)

Cash and equivalents, beginning of period                631,486         5,643,491
                                                     -----------------------------

Cash and equivalents, end of period                  $   946,858       $   744,136
                                                     =============================

See accompanying notes to the consolidated financial statements.


        5 of 9


                           THE WIDECOM GROUP INC.

Item 1.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 1997, and the results of operations for the three months ended December 31, 1996 and 1997 and cash flows for the nine months ended December 31, 1997. Interim results are not necessarily indicative of results for full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10Q and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1997.

2  Financial Statements

The consolidated financial statements include the accounts of the Company
and its wholly owned       subsidiary. All significant intercompany
balances, transactions and stockholdings have been eliminated.

3.  Inventories

      Inventories are summarized as follows:-

                                       December        December
                                       31, 1997        31, 1996
                                       --------        --------

      Raw materials                   $  728,751      $  427,464
      Work in progress                   631,583         551,362
      Finished goods                     259,111         483,385
                                      --------------------------
      Total inventories               $1,619,445      $1,462,211
                                      ==========================


        6 of 9


4.  Capital Assets

      Capital assets consist of:

                                       December 31, 1997               December  31, 1996
                                  ---------------------------     ---------------------------
                                                 Accumulated                     Accumulated
                                     Cost        Amortization        Cost        Amortization
                                     ----        ------------        ----        ------------

      Machinery, plant and
       computer equipment         $1,522,895      $  634,001      $1,670,387      $  398,505
        Furniture and fixtures       108,393          39,113          94,106          27,657
        Prototype and jigs           230,858          81,510         440,432          95,923
        Land                          56,134               -          66,881               -
        Building under
         construction                354,577               -         236,532               -
                                  ----------------------------------------------------------
                                  $2,272,857      $  754,624      $2,508,338      $  522,085
                                  ==========================================================

        Net book value                            $1,518,233                      $1,986,253
                                                  ==========                      ==========

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

During the quarter the Company earned $16,365 interest on short-term investments compared to $12,391 earned in the same period of 1996.

Results of Operations
Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996

Revenues for the quarter ended December 31, 1997 were $837,801, an increase of $460,940 or 122.3% as compared to $376,861 for the quarter ended December 31, 1996. Sales for the quarter ended December 31, 1997 were $821,436, an increase of $456,966 as compared to $364,470 for the quarter ended December 31, 1996. Sales of the Company's SLC 436 Color Scanner accounted for a majority of the sales increase.

Operating expenses for the quarter ended December 31, 1997 were $987,884, a decrease of $191,740, or 16.2 %, as compared to $1,179,624 for the quarter ended December 31, 1996. Research and development expenses decreased from $91,828 for the quarter ended December 31, 1996 to $18,671 for the quarter ended December 31, 1997. The Company expects this amount to be substantially reduced in the future because of its investment in the Research & Development Consortium. Selling, general and administrative expenses for the quarter ended December 31,1997, decreased by $139,978 and decreased as a percentage of revenues from 241.9% to 92.1%. The Company continues to incur legal, administration, and other related costs associated with its warrant call.

The Company's share of the loss incurred by the research and development consortium (3994340 Canada Inc.) that had been formed on October 2nd. 1996, for the quarter ended December 31, 1997, amounted to $117,003 as compared to $49,857 for the quarter ended December 31, 1996.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connections with the commercialization of its products. The Company has historically satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. In June 1997, the Company raised $2,024,101(net) through the conversion of warrants associated with the initial public offering, to common shares, and $205,180, from the proceeds of the issuance of 8% Convertible Debentures.

Part II Other Information

Item 2.  Changes in Securities.

         The Company issued 3,500 common shares to a certain security holder pursuant to Section 4 (2) of the Securities Act of 1933, as amended, in consideration of certain consulting services rendered by the security holder.

Item 6.  Reports on Form 8-K.

         Exhibits 27 - Financial Data Schedule

         The Company's Form 8-K, dated February 4, 1998, in connection with its change of address of its principal executive offices to 72 Devon Road, Brampton, Ontario, Canada, L6T 5B4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.


February 18, 1998                      /s/ Suneet S. Tuli
      Date                                 Suneet S. Tuli,
                                           Executive Vice President




                                       /s/ Willem J.Botha
                                           Willem J. Botha,
                                           Chief Financial Officer