Form 10-K
period 1998-03-31
WIDECOM GROUP INC
filed 1998-07-14
CIK 922023

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


             Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998.


                         COMMISSION FILE NUMBER 1-13588


                             THE WIDECOM GROUP INC.
             (Exact Name of Registrant as specified in its Charter)


            ONTARIO, CANADA                           98-0139939
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


   72 DEVON ROAD, UNIT #18, BRAMPTON, ONTARIO, CANADA          L6T 5B4
        (Address of principal executive offices)              (Zip Code)


                                 (905) 712-0505
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each Exchange on
          Title of each class                     which Registered
---------------------------------------       ------------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE         BOSTON STOCK EXCHANGE
WARRANTS TO PURCHASE COMMON STOCK              BOSTON STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:


         Title of each class
         -------------------

                NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of the registrants' common stock on the Nasdaq SmallCap Market as of March 31, 1998 and June 22, 1998, respectively, was approximately $4,431,959 and $4,483,596.

The number of shares outstanding of registrant's common stock as of March 31, 1998 and June 22, 1998 was 5,909,278 and 5,978,128 shares respectively.

All references to "dollar" or "$" in this Annual Report are to United States dollars.


                                     PART I

BUSINESS

THE COMPANY

The Company was incorporated in Ontario, Canada in June 1990. The Company designs, assembles and recently commenced limited marketing of high-speed, high-performance document systems which transmit, receive, print, copy and/or archive wide format documents, such as blueprints, schematics, newspaper layouts and other mechanical and engineering drawings. The Company's products include a 36" wide format scanner, a 36" wide format copier and a 36" wide format plotter/printer. The Company also markets a Modular Digital Multi-Function Unit which incorporates a scanner module, a plotter module, optional internal modems and software to permit the unit to interface with a personal computer and combine scanning, printing, facsimile and copying functions in one unit. The Company has only recently commenced commercialization activities which, to date, have resulted in limited product sales.

The Company designed its document management systems in response to perceived market demand for systems which facilitate the efficient management and transmission of wide format documents, particularly for architectural, engineering and construction applications. The Company also markets its products for use by manufacturers in the garment, woodworking and graphic arts industries, utilities and government agencies and for applications in newspaper and advertising industries. Although the markets for the Company's products are highly specialized and the Company has not conducted any formal market studies as to the potential demand for wide format document systems, the Company firmly believes that the world-wide market for wide format document systems is emerging as a result of increasing demand for systems which can more efficiently scan, copy, print, transmit, receive and archive wide format documents. The Company's products will provide attractive alternatives to traditional methods used to permit multiple consumers in different locations to view wide format documents. The company believes its products are more time and cost-efficient than outmoded methods such as overnight couriers delivering copies of a document or microfiche reproduction.

On October 2nd, 1996, the Company formed a research and development consortium known as 3294340 Canada Inc., operating as Technologies NovImage ("NovImage"), with an economic development agency of the Province of Quebec. The Company is now conducting all of its research and development activities through NovImage, which activities are expected to qualify for partial funding from governmental agencies.


PRODUCTS

Widecom SLC836-C Color Scanner

The SLC836-C is a wide format scanner capable of scanning documents up to 36" wide. The Company's new 24 bit scanners are available in color and monochrome models and offer SCSI interfacing with personal computers to enable the user to scan images into the personal computer for display, editing and archiving. First generation scanners were able to process monochromatic images only. The second-generation SLC436-C, introduced in May 1996, represented Widecom's first low-cost wide format color scanner capable of scanning 36" by 48" documents at a resolution of 400 dpi in under thirty seconds for monochrome images, and under eight minutes for full color images.

The new SLC836-C and SLC836+ monochrome scanner were introduced in late March 1998 and possess interpolated resolution capabilities of up to 800 dpi. This generation of 836 series scanners also provide the industry standard SCSI interface which overcomes certain compatability problems with the proprietary interface of the SLC 436 series scanners that were associated with Intel's Pentium II processors.

These products offer high speed, high quality scanning capacity to GIS, EDMS, Reprographic and graphic arts applications with high fidelity to complex originals. Their introduction occurred in March 1998, and was too late in the fiscal year to have a material effect on the Company's revenues for the last fiscal year.

The Company's scanners incorporate the Company's single line contact scanner technology to capture the image of a wide format document. The contact scanner consists of a 36" fiber optic array, 8mm "image sensor chips" aligned to create a 36" length light sensor, a 36" light emitting diode ("LED") array and software designed to enhance the scanned image by removing deteriorations from the document being reproduced and interface the scanner with a personal computer. The fiber optic array acts as a lens and focuses the image on the image sensor chips which read the image. Because the Company's image sensor chips contain pixels larger than those of chips used in other scanners, the Company's contact scanners require less light exposure and, therefore, operate faster than other scanners. SLC836-C reads an image in increments up to 400 dots per inch ("dpi"), whereas standard format scanners read images in increments of 200 dpi and other wide format scanners read images in increments ranging from 138 dpi to 417 dpi. Higher dpi improves the reliability of the scanned image because the scanner recognizes greater image detail.

The software incorporated in the SLC836-C improves scanned images by removing background discoloration and enhancing faded images. This capability improves the image quality of documents which are stained or which have faded over time. The Company's enabling software permits SLC836-C to interface with a personal computer, as well as permit the user to perform a variety of scanning, editing, viewing and transmission functions.

Traditional document scanners employ camera based lenses that are only capable of scanning documents up to 12" wide. Traditional wide format scanners employ multiple camera lenses to capture portions of a document's image and integrate the images to reproduce a wide format document. The reproduced document can be distorted by camera based scanners, particularly at the edges, and misaligned at the center as a result of the use of multiple lenses, thereby limiting the reliability and usefulness of the reproduced document. The Company believes that its single line contact scanner technology and software enable its products to scan and reproduce such documents with vastly improved clarity and accuracy.

Widecom Plotter/Printer (WC 436P)

In March 1998, the Company also commenced shipments of a plain paper plotter which is designed to print an image at a speed of 2 inches per second. The WC 436P incorporates the Company's new print heads that enable the plotter to print in increments of 400 dpi. This plotter is designed to incorporate a thermal transfer ribbon coated with a wax-like printing substance which, when heated by energy passing through the pixels on the print head, melts onto the paper to reproduce the document's image. The plotter, without the thermal transfer ribbon, would function as a traditional thermal plotter.

The WC 436P is a wide format plotter capable of printing a document up to 36" wide x 325' in length. Widecom's Plotter/Printer interfaces with a personal computer to enable the user to print images directly from the personal computer. The Plotter/Printer prints wide format documents on various media including mylar, matte film and bond paper.


WIDECOM Modular Digital Multi-Functional Unit (WC 436 C/P)

The Widecom WC 436 C/P consists of a scanner module and a plotter/printer module which are integrated into one unit. Together, these modules perform scanning, printing and copying functions. The user of a WIDEcom scanner or a WIDEcom Plotter/Printer can upgrade either machine to the unit by purchasing and connecting the other module.

The unit features high speed, high quality printing, copying and scanning at over two inches per second and with resolution at 400 dots per inch. Indirect thermal printing using thermal transfer ribbons saves time and money with increased uptime and productivity.

This new unit facilitates practical entry into the digital copier environment for users with lower volume requirements and is extremely compact in comparison to similar function products from other manufacturers. This Widecom Copier/Printer incorporates original and copy catch trays into its stand alone set up and uses a single media roll. This product has Windows and AutoCad compatible applications enabling digital scanning and storage of color and mono-chrome images and production of multiple copies, collated sets and image size control including reduction and enlargement capabilities.

Software and Accessories

The Company sells several software drivers for its products which may include third party software libraries. The Company also sells accessories for use in connection with its complete product line, including various types of paper and film for the plotter/printers and the copiers. Sales of accessories have not been material to date and are not expected to be material in the near future.


MARKETING AND SALES

The Company's primary marketing strategy is to sell its products in targeted commercial markets in which wide format document systems are believed to have potential for significant applications, principally architectural, engineering and construction firms, for which reproduction, archiving and transmission of wide format documents are essential. The Company also markets its products for use by manufacturers in the garment industry, utilities and government agencies and applications in the newspapers and advertising industries. The Company believes that its products are used by consumers in these markets for a variety of applications, including the transmission of construction plans, architectural drawings, newspaper and advertising layouts and clothing patterns.

The Company has established strategic marketing relationships by engaging independent distributors and dealers to market its products in various regions throughout the United States and in foreign markets. As of March 31, 1998, the Company had arrangements with approximately 112 distributors, dealers and sales agents (collectively, "distributors"), of which roughly 70% are pursuant to written agreements. The Company's agreements with its distributors typically are for a term of two to three years and grant the distributor the right to market the Company's products within a specified territory during the term of the Agreement, provided that the distributor satisfies minimum purchase requirements. It must be noted that several of the Company's distributors have been unable to satisfy the applicable minimum purchase requirements, occasionally due to the inability of the Company to fulfill all purchase orders.

The Company sells products to distributors at discounts when compared to end user price of the products. These discounts never exceed 40 percent (%) of list price and rarely approach 30 percent(%). For the years ended March 31, 1996, 1997 and 1998, the Company's five largest distributors accounted for approximately 32.8%, 49.9% and 41.3%, respectively, of the Company's product sales.

The Imtec Group Ltd. of England (European territory) represents 23.7% of the Company's sales for year ended March 31, 1998. During the years ended March 31, 1996, 1997 and 1998, sales by distributors accounted for approximately 83.1%, 96.4% and 93.9% of the Company's product sales.

The Company supports its U.S. and international distribution channels through four regional sales managers all located in the U.S. A substantial portion of the Company's sales have been made to foreign markets, primarily to Europe, the Middle East and Asia. The following table sets forth, for the periods indicated, the amount of the Company's sales by geographic region, expressed as a dollar amount and as a percentage of product sales for such periods:

REGIONAL SALES BREAKDOWN

                                         YEAR ENDED MARCH 31,
                    ---------------------------------------------------------------
                           1996                  1997                  1998
                    ------------------    ------------------    -------------------
    REGION            AMOUNT       %        AMOUNT       %        AMOUNT        %
--------------      ----------   -----    ----------   -----    ----------    -----

United States       $  730,055    43.8    $  467,766    27.9    $1,246,270     43.0
Middle East            335,682    20.1       346,595    20.6       312,042     11.0
Asia                    80,576     4.8       266,345    15.9       322,685     11.0
Europe                 464,000    27.9       475,552    28.3       686,478     24.0
Canada                  56,032     3.4       122,675     7.3       322,968     11.0
                    ---------------------------------------------------------------
Total               $1,666,345   100.0    $1,678,933   100.0    $2,890,443    100.0
                    ===============================================================

The Company has started to aggressively market and advertise its products since the introduction of the SLC836-C color scanner. Within the last year, along with recruitment of additional sales and service staff, the Company has placed advertisements in trade publications and participated in major trade shows. The Company believes that the increased costs of these efforts increase brand awareness, provide credibility with dealers and distributors and are necessary steps towards the commercialization of its products.

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

The Company operates a toll-free telephone line during normal business hours to respond to distributors and user inquiries about the operation, service and maintenance of the Company's products. The Company also has an "E-mail box" which distributors and users can access to receive such assistance from the Company.


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

While the Company conducts its product assembly in-house, the Company will need to increase its manufacturing capabilities in the event of any increased demand for its products. There can be no assurance that the Company will succeed on commercially reasonable terms in a timely manner or at all.


COMPETITION

The markets for document systems are characterized by intense competition. The Company believes it products compete on the basis of resolution, quality, speed, price and the quality of its distribution channels.

The Company competes with numerous well-established foreign and domestic companies that market or are developing wide format document systems. Competitors include Contex Corporation, Vidar Systems Inc., Oce and Anatech Corporation in the market for wide format scanners; Calcomp Corporation, Hewlett Packard Company, Oce and Mutoh Corporation in the market for wide format plotters and Xerox, Katsuragawa Company and Oce in the market for wide format printers and copiers.

The Company also expects that companies that manufacture and sell standard copiers, scanners and plotters could develop, without significant delay, wide format document systems directly competitive with the Company's products. Many of these companies possess substantially greater financial, technical, marketing, personnel and other resources than the Company. In addition, these companies also have established reputations for success in the development and marketing of facsimile machines, plotters, scanners and copiers and have sufficient budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors and to enter new markets.

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


RESEARCH AND DEVELOPMENT

In October 1996 the Company formed a research and development consortium with an economic development agency of the Province of Quebec. The Company is now conducting all of its research and development activities through that consortium named NovImage (see "Certain Transactions), which activities are expected to qualify for partial funding from governmental agencies. The research and development activities conducted by NovImage on behalf of the Company are primarily focused on plotter, scanner and copier technologies.

The plotter research at Novimage is concentrated in two areas: i)developing a high speed, high quality wide format color plotter/printer and ii)improving printer resolution and developing thermal transfer mechanisms for incorporation into the plain paper plotter, including color printing capabilities. Scanner research is presently focused on the development of color scanning capabilities and the enhancement of scanner image quality.

NovImage is developing a color-scan chip intended, by the end of the next fiscal year, to be incorporated into a 36" contact scanner to provide color scanning capabilities at speeds of under one minute compared to approximately eight minutes with the present generation scanners. This new chip is being designed to combine four image sensor chips to read the primary colors (magenta, cyan and yellow) and black. As a result, such a scanner is expected to be able to function both as a color scanner and as a monochrome scanner. The Company expects that a prototype of this scanner will be introduced in the near future, hopefully before the end of the calendar year.


INTELLECTUAL PROPERTY

The Company relies upon proprietary know-how and employs various methods to protect the ideas, concepts and documentation of its proprietary technology, which methods include nondisclosure agreements with its employees and distributors. However, such methods may not afford complete protection and there can be no assurance that competitors or customers will not independently develop such know-how or obtain access to the Company's know-how, ideas, concepts and documentation. The Company presently holds one patent and has filed several other patent applications relating to certain aspects of its technology.

There can be no assurance, however, that any further patents will be issued to the Company or, if issued, that such patents would afford the Company a competitive advantage. In any event, there can be no assurance that future patents, if any, would not be circumvented or invalidated.

In addition, certain aspects of the technologies embodied in the Company's products are generally available to other manufacturers. The Company is not presently aware of any infringement on the proprietary rights of others in its products, however, the Company has not conducted any formal investigation as to any possible infringement. The Company cautions that there can be no assurance that third parties will not assert infringement claims against the Company in connection with its products, nor that any such assertion of infringement will not result in litigation.

The Company is also unable to speculate as to its chances for success in the event of any such litigation or its potential ability to license any infringed patents of third parties on commercially reasonable terms. If the Company's technologies were found to infringe another party's rights, the Company could be required to modify its products or obtain a license. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that the Company would have the financial or other resources necessary to successfully defend a claim for the violation of proprietary rights.

The Company has licensed its patents, both pending and approved, trademarks, copyright material and all of its technology relating to its scanner and plotter manufacturing technology and software (collectively, the "Intellectual Property") to NovImage for research and development purposes. Novimage is attempting to develop improvements, modifications, additions or alterations to that Intellectual Property and to develop new products. In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted the Company an exclusive perpetual worldwide license (with the exception of the Province of Quebec, Canada) to the Company. This license permits the Company to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada. The Company has no restrictions on its sales and marketing activities in Quebec. Please refer to "Certain Transactions".

The Company has not yet formally filed for copyright protection of its software and may not pursue such activities in the future. The Company also holds a registered trademark with the United State Patent and Trademark Office.


EMPLOYEES

As of March 31, 1998, the continental operation of the Company had 29 full time employees, including several research and development engineers and numerous sales staff and administrative personnel. The Company employs 178 people at a manufacturing facility in India and work with the Company's wholly owned Indian subsidiary. Neither the Company nor its subsidiary is a party to any labor agreements and none of their employees are represented by a labor union. At present, the Company believes its employee relations to be satisfactory.


PROPERTIES

In February 1996, the Company purchased property in the Noida Export Processing Zone near New Delhi, India (the "Free Trade Zone") for approximately $67,500 and is building a manufacturing facility of approximately 24,000 square feet with estimated construction costs of approximately $500,000. Clean-room facilities and other special infrastructure within the building is estimated to cost an additional $200,000 by its completion. The Company expects that the project should be completed in the next fiscal year.

The Company leases 3,000 square feet at 72 Devon Road, Unit #18, Brampton, Ontario, Canada, pursuant to a two (2)-year lease entered into in 1998, and 7,000 square feet in the Free Trade Zone, pursuant to a five-year lease entered into in 1994. The current annual rents are $23,357.64 and $15,200, respectively. Upon completion of construction of the Company's new manufacturing facility the Company will transfer the majority of its manufacturing operations to the new facility.

In addition, the Company currently leases a sales office on a month-to-month basis at $650.00 monthly in Santa Rosa, California. The Company also has a lease for facilities in Pittsburgh, Pennsylvania, at $2,740.00 monthly. The current annual rental rates of these facilities are approximately $7,800.00 and $32,880 respectively and $40,680.00 in the aggregate.

During the course of the fiscal year the Company also operated a sales office in Atlanta. The monthly rental rate for those premises was $865.28. At present that office is vacant and new tenants are being sought.

The Company believes that its present facilities are adequate for the Company's current level of operations, however, the Company will likely need to increase its manufacturing capabilities in the event of any increased demand for its products.


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

The two individuals, John Keenan and Vincent DiGiulio ("K&D") have filed a lawsuit on December 20, 1996 in the U.S. District Court for the District Court of Rhode Island, alleging breach of contract and demanding specific performance, claiming 300,000 shares and 200,000 warrants. Giving effect to the 8 for 10 reverse stock split the Company had implemented in 1995, the claim would be for 240,000 shares and 160,000 warrants, of which 100,000 shares have been transferred by Mr. Tuli and the remaining exposure is for an additional 140,000 shares. The Company has filed an answer to the claim, and is in the process of filing an interpleader counterclaim. One of the two above mentioned individuals has filed for bankruptcy.

The Company, along with these two individuals, is also subject to two additional lawsuits filed by third parties to whom the above-noted individuals had attempted to transfer shares. These claims have been consolidated with the original action, and the Company is also attempting to consolidate the actions of any subsequent claimants. The Company believes that a number of additional third parties could also prosecute in this regard. The Department of Business Regulation for the State of Rhode Island is also continuing an investigation into these matters.

On or about February 27, 1997, plaintiff Brett Whiton commenced an action on behalf of himself and the class against the Company, Raja S. Tuli and Suneet S. Tuli. The action has settled and the terms of that settlement are currently being overseen by a judge of the United States District Court for the Southern District of New York. The Complaint was based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997. On or about March 15, 1997, two substantially similar class actions were commenced in the Supreme Court of the State of New York, County of New York, one by Richard Benjamin and the other by Anthony Hand. These actions have also been removed to, and are currently pending before the United States District Court for the southern District of New York. As noted above these three actions (collectively, the "New York Class Actions") were consolidated for all purposes.

On or about May 1st, 1997 the court approved the settlement of the New York Class Actions. The settlement obligated the Company to reduce the warrant redemption to one-half of the number of publicly held warrants, and reduce the exercise price to $3.00 from $4.00. Along with payment of the Complainant's legal fees, the settlement further obligated the Company to appoint an independent director to its board of directors and recruit an independent Chief Operating Officer, both of which have been done. The Company also agreed to issue one replacement warrant for each warrant held by warrant holders on February 10th, 1997 and sold by such holders prior to the close of business on March 5th, 1997. The warrants needed for this arrangement total 387,708 and will be issued upon effectiveness of the Company's registration statement covering these warrants.

In another shareholder's action commenced on or about March 10, 1997, in the Superior Court of the State of California or the county of Los Angeles. The action was subsequently removed to the United States District Court for the Central district of California. The plaintiffs were alleged to be holders of WideCom shares and/or warrants. The complaint in this action, like the action commenced in the State of New York, is based upon alleged improper conduct with respect to the announcement of the redemption of certain warrants, which announcement was made on February 10, 1997.

The complaint also included causes of action for alleged fraud in the nature of alleged misrepresentation generally and specifically alleged negligent misrepresentation, alleged breach of contract, alleged breach of fiduciary duty, and alleged violations of the California Corporations Code. That action, as in the others, sought compensatory and general damages, punitive damages, and injunctive relief. The complaint also demanded an award of pre-judgment and post-judgment interest, attorneys' fees, expert witness fees, and costs. Settlement negotiations were concluded with a transfer of 150,000 shares to the complainants as ratified by the board of directors in November, 1997 and to be completed with the issuance and registration of 75,000 additional shares in the Company's next registration statement.

A Statement of Claim has been filed against the Company in 1998 for breach of sales and royalty agreement and breach of trademark and copyright issues in the amount of approximately $15.85 million. The Company believes the claim is without merit.

With respect to other outstanding legal matters, the Company is still engaged in litigation in Ontario with the financial printing firm of Packard Press (Boston). At present, Mr. Don Brown, Q.C. of Turk, Brown & Company is acting on behalf of Widecom before the appeals courts in Ontario.

The company also has a variety of smaller-scale supplier related litigation that is ongoing and is handled by the company's in-house counsel. None of theses matters are significant nor are they material.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the spring quarter of the Company's fiscal year ended March 31, 1998.


                                    PART II


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock and warrants are quoted on the Nasdaq SmallCap Market under the symbols "WIDEF" and "WIDWF", respectively, and on the Boston Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for the Company's common stock and warrants as reported through March 31, 1998 and June 22, 1998. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. The Company has not paid any cash dividends since inception, and intends to retain earnings, if any, in the foreseeable future for use in Company expansion. The approximate number of registered holders of record of the Company's common stock and warrants at March 31, 1998 was 60 and
9. The company's advisers believe that the actual number of beneficial holders of each class of common stock and warrants is in excess of 500.

                                        COMMON STOCK             WARRANTS
                                     ------------------    --------------------
                                       High       Low        High        Low
                                     --------   -------    ---------   --------

1995
Fourth Quarter (as of 12-18-95)      $  6 1/2   $ 5        $ 3 1/2     $ 1 1/2


1996
First Quarter (Jan.1-Mar.31/96)        12 3/8     4 7/8      9           2 1/2

Second Quarter (Apr.1-Jun.30/96)       13 1/4     7 5/8      9           4 1/2

Third Quarter (July 1-Sept.30/96)      11 3/8     8 1/8      7           3 7/8

Fourth Quarter (Oct.1-Dec.31/96)       10         6 1/2      6 1/4       3 3/8


1997
First Quarter (Jan.1-Mar.31/97)        11 3/8     3 1/4      7             1/4

Second Quarter (Apr.1-Jun.30/97)        4 5/8     1 3/4      1 3/4         5/8

Third Quarter (Jul.1-Sept.30/97)        3 7/8     1 3/4      1             7/16

Fourth Quarter(Oct.1-Dec.31/97)         2 1/2       7/8        15/16       3/8


1998
First Quarter (Jan.1-Mar.31/98)         1 3/4       5/8        3/8         1/8

Second Quarter (Apr.1-Jun.30/98)        1 1/8       5/8        1/8         1/8


SELECTED FINANCIAL DATA

STATEMENT OF EARNINGS DATA:

                                                                               YEAR ENDED MARCH 31,
                                                          --------------------------------------------------------------
                                                             1994         1995         1996         1997         1998
                                                          ----------   ----------   ----------   ----------   ----------

Total Revenue                                             $1,858,414   $2,016,227   $2,007,801   $1,820,713   $3,053,804
Product Sales                                              1,228,294    1,625,241    1,666,345    1,678,933    2,890,443
R & D Grants                                                 630,120      390,986      262,322         ----       24,567
Total Expenses                                             1,445,560    1,715,233    3,116,119    5,673,672    5,487,826
Earnings (loss) before extraordinary item                    474 295       64,447   (1,025,631)  (4,487,824)  (3,335,865)
Net Earnings (loss)                                          526,182       64,447     (839,301)  (4,487,824)  (3,335,865)
Net Earnings (loss) per share before extraordinary item         0.19         0.02        (0.33)       (0.99)       (0.59)
Net Earnings (loss) per share                                   0.21         0.02        (0.27)       (0.99)       (0.59)
Weighted average shares outstanding                        2,507,375    2,712,660    3,078,428    4,533,583    5,664,188

BALANCE SHEET DATA:

                                                               MARCH 31,
                                  -------------------------------------------------------------------
                                     1994          1995          1996          1997          1998
                                  -----------   -----------   -----------   -----------   -----------

Working Capital                   $   581,388   $   170,968   $ 6,814,289   $ 1,818,883   $ 1,429,046
Total Assets                        2,134,514     2,547,681     9,217,514     6,925,187     5,651,190
Total Liabilities                   1,060,888     1,419,740       588,908     1,681,884     1,414,246
Retained earnings (deficit)           (49,440)       15,007      (824,294)   (5,312,118)   (8,647,983)
Shareholders' equity                1,073,626     1,127,941     8,628,606     5,243,303     4,236,944


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


OVERVIEW

Since inception, the Company has generated limited revenues from operations and has not yet achieved significant profitability. The Company's revenues are primarily derived from product sales. The Company recognizes revenues from product sales when products are shipped.

Commercialization of the Company's WC436 copier systems in March 1998 occurred too late in the fiscal year to have a material impact on the Company's revenues for the year. During the year sales of printers and scanners were $31,072 and $2,673,118 respectively.

The Company's Selling, General and Administration infrastructure was set up to service its full product line of monochrome and color scanners, monochrome and color printers and monochrome and color copiers. Neither the color printer nor the color copier has yet been commercialized and the latest monochrome printers and copiers were introduced in March 1998 in the last quarter of the fiscal year to have a material impact on revenues.

Although the Company anticipates a return to profitability upon the introduction of its full product line, there is no assurance that the Company will be able to successfully develop and commercialize these products or achieve profitability.

The Company is aware of the potential year 2000 problem. It has reviewed its computer software and hardware, which are critical to the Company's operation and preparation of its financial statements, and has made plans for action, as required, prior to the year 2000, to avoid significant errors in the Company's accounting records to avoid adverse effects on business operations. The Company does not anticipate incurring significant costs regarding the compliance with the year 2000.


GOVERNMENT SPONSORED PROGRAMS

During 1997 a change in Canadian Tax legislation substantially reduced the amount of subsidy available on Research and Development performed by publicly traded companies. Subsidies of this nature have represented a substantial portion of the Company's revenue in the past. The Company together with a branch of the government of the Province of Quebec (Innovatech) became equal shareholders in a wholly owned research and development company (NovImage). The nature of NovImage entitles it to receive grants in excess of 40% of qualified research expenditures. Products derived from the research are then licensed back to the Company at a nominal royalty of 0.5% of sales of those products. The formation of NovImage enables the Company to obtain a substantial increase in the amount of research that can be performed.


IMPACT OF CURRENCY EXCHANGE RATES

The Company conducts a substantial portion of its business in foreign currency, primarily the Indian Rupee and, to a lesser extent, the Canadian dollar. Prior to the year ended March 31, 1998 fluctuations in these currencies were minimal and, consequently had no impact on the Company's results of operations. In the year ended March 31, 1998, these fluctuations were more severe and resulted in a foreign exchange translation loss of $36,119. Fluctuations in the exchange rates between these currencies could have a larger adverse effect on the Company's operating results in the future. This loss would, however, be offset by the Company's practice of satisfying the debt of the subsidiary to the parent by the sale of finished product by the subsidiary to the parent, in US dollar. There can be no assurance however, that fluctuations in currency exchange rates will not have a significant impact on the Company's future operating results.


RESULTS OF OPERATIONS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The Company desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with the Company's recent losses, the ability of the Company to develop and market its product line, the establishment of commercial acceptance of its products, need for additional capital, effects of competition and technological changes and dependence upon key personnel.

Recent Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulate balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards are components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be initiated. Because of the recent issuance of this standard management has been unable to fully evaluate the impact, if any the standard may have on future financial statements disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In June 1997, the Financial Accounting Standards Board issued SFAS No.
131, Disclosures about segments of an Enterprise and Related Information (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about reporting segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas an major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.


RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

Revenues for the year ended March 31, 1998 were $3,053,804, an increase of $1,233,091, or 67.7%, as compared to $1,820,713.for the year ended March 31, 1997. This increase was attributable to an increase in product sales of $1,211,510 and additional research and development grants of $24,567, which were partially offset by a decrease in interest income of $2,986.

The introduction of the SCSI based SLC836 scanner in late March 1998 overcame compatibility problems that had been experienced from January to March, 1998 with its previously proprietary computer interface and with Intel Pentium II processors. This compatibility problem with the SLC 436 series scanners delayed sales in the last quarter of the Company's fiscal year. Operating expenses for the year ended March 31, 1998 were $5,487,826, a decrease of $185,846, or 3.3%, as compared to $5,673,672 for the year ended March 31, 1997. Operating expenses also decreased as a percentage of revenues from 311.6% for the year ended March 31, 1997 to 179.7% for the year ended March 31, 1998. The decrease in operating expenses, both in absolute dollars and as a percentage of revenues, is primarily attributable to decreases in research and development expenditures and selling, general and administrative ("SG&A") costs.

The decrease in research and development expenses was due to the formation of the research and development consortium with the province of Quebec. The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as the Company completed the establishment of it's distribution channel in the USA.

The Shareholders' lawsuit resolution costs of $309,375 were costs that continued from the previous year related to the settlement of suits arising from the Company's warrant redemption in February 1997. The increase in the equity loss in the joint venture of $470,497 is offset by the decrease in research and development costs of $515,397.

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

The increase in operating expenses both in absolute dollars and as a percentage of revenues is primarily attributable to a few main factors. These factors include increased selling, general and administrative ("SG&A") costs, amortization, the write-off of test equipment and an increase in management fees of $2,981,764, $90,322, $115,721 and $113,552 respectively, during the year ended March 31, 1997. This increase was off set by the decrease in research and development of $117,794 and non re-occurrence of compensation benefit on stock transaction, debt discount and finance fees of $166,974, $255,478, and $167,277, respectively, which had occurred in 1996.

The increase in SG&A costs was primarily due to expenses associated with increased marketing activities. The increase in amortization expenses was due to the increase in the Company's capital assets. Interest and bank charges for the year ended March 31, 1997 decreased by $24,902. Warranty costs of $6,613 were incurred compared to $ nil in the year ended March 31, 1996.

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

Certain test jigs, although still valuable and being used, will continue to become less useful with the introduction of the color scanners and plain paper plotters. The decrease of $117,794 in research and development costs were offset by the Company's $121,971 share of the loss incurred by NovImage.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the acquisition of inventories and to meet operating expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At March 31, 1998, the Company had working capital of $1,429,046, as compared to $1,818,883 at March 31, 1997. However, the Company had only approximately $300,000 in unrestricted cash available. Accordingly, the Company has experienced short term capital deficiencies during the last fiscal year and has entered into a letter of intent with an investment banking firm to arrange $2,000,000 in debt and equity financing during the first quarter of fiscal 1999. There can be no assurance, however, that the financing will be consummated. In addition, the Company is currently in default in payment of $150,000 of convertible debentures that were due May 18, 1998. The Company is attempting to arrange for a purchase and extension of these notes or, in the alternative, will repay the notes out of the proceeds from the financing.

The Company's cash requirements in connection with the manufacture and marketing of its products will be significant. The Company does not have any material commitments for capital expenditures. The Company believes, based on its currently proposed plans and assumptions relating to its operations, projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements for the foreseeable future. In the event that the Company's plans or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. There can be no assurance that this additional financing will be available to the Company when needed on commercially reasonable terms, or at all.

Financial statements and supplementary data annexed hereto.


PART III

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

NAME                            AGE    POSITION
----------------------------    ---    ------------------------------------------------

Raja S. Tuli................    32     President, Chief Executive Officer and Director

Willem J. Botha.............    62     Chief Financial Officer and Treasurer

Suneet S. Tuli..............    30     Executive Vice President, Secretary and Director

Mark Maltese................    46     Vice President of Sales & Marketing

Stan Seitz..................    48     Chief Operating Officer

Lt. Colonel K.C. Sharma.....    57     Director

Dr. Ajit Singh..............    57     Director

Bruce D. Vallillee..........    77     Director

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

Stan Seitz was appointed as Chief Operating Officer in early 1998. Prior to that time, Mr. Seitz worked as operations manager and acted as a director for Opkor Inc.,a presicion polymer optic design firm for throughout 1997. From 1994 until 1996, Mr. Seitz acted as Senior Vice-President-Operations for PSC Inc., a major automated data collection design and manufacturing concern. Prior to that Mr. Seitz worked as senior Director of Operations at Compudyne, U.S.A. in Dallas Texas for over two years. From 1989 to 1992, Mr. Seitz was president of PC Brand Inc. Prior to that Mr. Seitz worked as Vice-President-Operations for Dell Computers in Austin, Texas from 1986 to 1989. Mr. Seitz has a Masters in Business Administration from the University of Chicago with a focus in productions and operations management and industrial relations.

Lt. Colonel Kailash Chander Sharma is an independent director of the Company. Lieutenant Colonel Sharma possesses a Masters Degree in Political Science from Delhi University. Lt.Col. Sharma has a lengthy military background occupying several senior posts with significant levels of responsibility including strategic planning and public relations. Lt. Col. Sharma is proficient in government organizational and regulatory matters and since 1992 has operated his own consulting company.

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

Under Ontario law, a majority of the directors of the Company must be resident Canadians. A resident Canadian is defined, generally, to be an individual who is (i) a Canadian citizen ordinarily resident in Canada, (ii) a Canadian citizen not ordinarily resident in Canada who is a member of a prescribed class of persons, or (iii) a permanent resident within the meaning of the Immigration Act (Canada), and ordinarily resident in Canada. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. There is only one currently standing committee of the Board of Directors, that being the Audit Committee chaired by the Company's chief financial officer. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

No director of the Company received any compensation for such services as a director during the Company's year ended March 31, 1998. Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem of $1,000.


EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or accrued by the Company to those persons earning over $100,000.00 USD and serving as an officer of the company for the year ended March 31, 1998:

                        1998 SUMMARY COMPENSATION TABLE

Name                       Salary & Commission     Consulting Fees       Total

Raja S. Tuli               $56,850                 $69,874 (1)         $ 126,724
(President & C.E.O.)

Suneet S. Tuli             $52,584                 $59,892 (1)         $ 112,477
(Secretary, V.P.--Sales & Marketing)

Mark Maltese               $139,548                nil                 $ 139,548
(Sales Manager)

<F1>  Such amounts were paid by the Company to a consulting company owned by the respective officers of the company for the year ended March 31, 1998.


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

The options will expire ten years after the date they are granted, or at such other date as may be provided for in the Plan. Individual option agreements may allow an optionee who retires or terminates service with the consent of the Board of Directors to exercise his or her option within six months of such retirement or termination. If the optionee is terminated for cause, the optionee may not exercise the option following such termination. The present exercise price of those options is $2.125 USD.

An aggregate of 500,000 shares of Common stock (subject to adjustment as provided in the Plan) were available under the Plan and such shares subject to options which terminate unexercised will be available for future option grants. At present, all of the employee stock options available under the plan are fully allocated.


SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 1998, information as to (i) the Common Stock beneficially owned by all directors, nominees and named executive officers, (ii) the Common Stock beneficially owned by any person who is known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock.

                                             Amount and Nature     Percentage of
                                               of Beneficial       Outstanding
Name and Address of Beneficial Owner (1)       Ownership (2)       Shares Owned
----------------------------------------    -------------------    -------------

Raja S. Tuli............................    1,057,332 (3)              17.9%
Lakhbir S. Tuli.........................      585,082                   9.9
Suneet S. Tuli..........................      511,480 (4)               8.7
Dr. Ajit Singh..........................          ---                   ---
Bruce Vallillee.........................          ---                   ---
Willem J. Botha.........................          ---                   ---
Mark Maltese............................       13,334                   0.2
Stan Seitz..............................          ---                   ---
Lt. Col. K.C. Sharma....................          ---                   ---

All executive officers and directors
 as a group (six persons)...............    2,167,228 (2)(3)(4)        36.7%

-------------------
<F1>  Unless otherwise indicated, the business address of each beneficial owner is 72 Devon Road, Unit #18, Brampton, Ontario, Canada, L6T 5B4.

<F2>  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.

<F3>  Includes (i) 175,000 Common Shares issuable upon exercise of currently exercisable options at a price of $2.125 per share and 50,000 shares issuable upon exercise of currently exercisable warrant at a price of $2.125 per share, and (ii) 32,500 shares owned by Diversified Investors Capital Services of North America, Inc., a New York corporation, 30,500 shares owned by Pyrotech Limited, a Cayman Islands corporation, and 4,000 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a stock exchange agreement.

<F4>  Includes 75,000 Common Shares issuable upon exercise of currently exercisable options at a price of $2.125 per share and 50,000 Common Shares issuable upon exercise of currently exercisable warrants at a price of $2.125 per share.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As of January 30, 1997, the Registrant announced that it has finalized a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech"). Each of the Registrant and Innovatech purchased 450 shares of the Class A Common Stock of NovImage Inc., a Quebec corporation ("NovImage") for a purchase price of approximately US $1,875,000 each. The consideration paid by the Registrant for the stock of NovImage was in cash and was derived from the Registrant's working capital. In addition, two other corporations, 3294412 Canada Inc., a Quebec corporation and 3294421 Canada Inc., a Quebec corporation, both of which corporations are partially-owned by Raja S.Tuli, President and Chief Executive Officer of the Registrant, each acquired 50 shares of the Class A Common Stock of NovImage in exchange for the transfer to NovImage of certain patents, patent applications and other technology and intellectual property rights of those companies.

In connection with the transaction, the Registrant licensed all of its patents, software and technology relating to its scanner and plotter manufacturing to NovImage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products.

In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted the Registrant an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner,plotter and software, and any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada.

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

      The following financial statements of The WideCom Group Inc. are included:

      Report of Independent Certified Public Accountants Consolidated Balance Sheets as of March 31, 1998, 1997, 1996 Consolidated Statements of Operations for the years ended
       March 31, 1998, 1997, 1996
      Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997, 1996
      Consolidated Statements of Cash Flows for the years ended
       March 31, 1998, 1997, 1996
      Summary of Significant Accounting Policies
      Notes to Consolidated Financial Statements

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

Date:                                   THE WIDECOM GROUP INC.
      ----------------------------

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



          NAME                                TITLE                          DATE
------------------------     ---------------------------------------     ------------

/s/ RAJA S. TULI             President, Chief Executive Officer and      June 22,1998
------------------------     Director (Principal Executive Officer)
Raja S. Tuli


/s/ WILLEM J. BOTHA          Treasurer and Chief Financial Officer       June 22, 1998
------------------------     Principal Financial and Accounting
Willem J. Botha              Officer)


/s/ SUNEET S. TULI           Executive Vice President of Sales and       June 22, 1998
------------------------     Marketing, Secretary and Director
Suneet S. Tuli


/s/ BRUCE D. VALLILLEE       Director                                    June 22, 1998
------------------------
Bruce D. Vallillee


/s/ AJIT SINGH               Director                                    June 22, 1998
------------------------
Ajit Singh


/s/ COLONEL K.C. SHARMA      Director                                    June 22, 1998
------------------------
Col. K.C. Sharma


                    The WideCom Group Inc.

                    Consolidated Financial Statements
                    For the years ended March 31, 1996, 1997 and 1998 (in United States dollars)

                              The WideCom Group Inc.
                              Consolidated Financial Statements
                              For the years ended March 31, 1996, 1997 and 1998 (in United States dollars)

                                                                       Contents
===============================================================================

Auditors' Report                                                             2

Consolidated Financial Statements

Balance Sheets                                                               3

  Statements of Operations                                                   4

  Statements of Shareholders' Equity                                         5

  Statements of Cash Flows                                                   6

  Summary of Significant Accounting Policies                                 7

  Notes to Financial Statements                                             11

===============================================================================

                                                               Auditors' Report

-------------------------------------------------------------------------------


To the Shareholders of
The WideCom Group Inc.

We have audited the consolidated balance sheets of The WideCom Group Inc. as at March 31, 1996 1997 and 1998 and the consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 1996, 1997 and 1998 and the results of its operations and the changes in its cash flow for each of the three years in the period ended March 31, 1998 in accordance with generally accepted accounting principles in the United States.


Chartered Accountants
(Internationally BDO International B.V.)

By: /s/ Internationally BDO International B.V.

Toronto, Ontario
 June 26, 1998

===============================================================================

                                                         The WideCom Group Inc.
                                                    Consolidated Balance Sheets
                                                     (in United States dollars)


March 31                                                        1996           1997           1998
-------------------------------------------------------------------------------------------------------

Assets

Current assets
  Cash and cash equivalents (Note 6)                         $ 5,643,491   $    631,486   $    692,833
  Accounts receivable (Notes 1 and 3)                            436,747        650,949        579,060
  Receivable from exercise of warrants                                 -        105,142              -
  Research and development grants receivable                     709,424        696,347              -
  Inventory (Note 2)                                             456,128      1,199,386      1,301,522
  Prepaid expenses                                                70,692        100,308         88,947
  Advances to related parties (Note 3)                            86,715        117,149        180,930
                                                             -----------------------------------------

Total current assets                                           7,403,197      3,500,767      2,843,292
Capital assets (Note 4)                                        1,238,317      1,738,485      1,749,312
Investment in affiliates (Note 5)                                576,000      1,685,935      1,058,586
                                                             -----------------------------------------
Total assets                                                 $ 9,217,514   $  6,925,187   $  5,651,190
                                                             =========================================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness (Note 6)                                 $   132,246   $    329,810   $    201,114
  Accounts payable and accrued liabilities (Note 7)              393,462      1,352,074      1,013,132
  Convertible debentures (Note 8)                                      -              -        200,000
  Deferred income taxes (Note 11)                                 63,200              -              -
                                                             -----------------------------------------
Total current liabilities                                        588,908      1,681,884      1,414,246
                                                             -----------------------------------------

Shareholders' equity (Note 10)
  Common shares
    20,000,000  shares authorized of no par value
     4,434,073  shares issued and outstanding on
                March 31, 1996
     4,848,418  shares issued and outstanding on
                March 31, 1997
     5,909,278  shares issued and outstanding on
                March 31, 1998                                 9,300,794     10,598,884     12,982,715

  Contributed surplus                                            159,825        159,825        159,825
  Deficit                                                       (824,294)    (5,312,118)    (8,647,983)
  Cumulative translation adjustment                               (7,719)      (203,288)      (257,613)
                                                             -----------------------------------------
                                                               8,628,606      5,243,303      4,236,944
                                                             -----------------------------------------
Total liabilities and shareholders' equity                   $ 9,217,514   $  6,925,187   $  5,651,190
                                                             =========================================


     See accompanying summary of significant accounting policies and notes to these financial statements.

===============================================================================

                                                         The WideCom Group Inc.
                                          Consolidated Statements of Operations
                                                     (in United States dollars)


For the years ended March 31                                     1996          1997          1998
-----------------------------------------------------------------------------------------------------

Revenue
  Product sales                                               $ 1,666,345   $ 1,678,933   $ 2,890,443
  Research and development grants                                 262,322             -        24,567
  Interest income                                                  79,134       141,780       138,794
                                                              ---------------------------------------

Total revenue                                                   2,007,801     1,820,713     3,053,804
                                                              ---------------------------------------

Expenses
  Cost of product sales                                           470,407       459,026       809,935
  Research and development                                        732,457       614,663        99,266
  Selling, general and administrative                             751,252     3,733,016     3,604,538
  Interest and bank charges                                        67,301        42,399        49,431
  Management fees and salaries                                    207,657       321,209       398,804
  Compensation benefit on stock transaction (Note 10(c))          166,974             -             -
  Amortization                                                    297,316       503,359       489,733
  Debt discount                                                   255,478             -             -
  Finance fees                                                    167,277             -             -
  Foreign exchange loss                                                 -             -        36,119
                                                              ---------------------------------------

Total expenses                                                  3,116,119     5,673,672     5,487,826
                                                              ---------------------------------------

Operating loss                                                 (1,108,318)   (3,852,959)   (2,434,022)

Legal settlement costs (Note 14(d))                                     -             -      (309,375)
Equity in loss of affiliate                                             -      (121,971)     (592,468)
Writedown of goodwill                                                   -      (576,000)            -
                                                              ---------------------------------------

Loss before income taxes and extraordinary item                (1,108,318)   (4,550,930)   (3,335,865)
                                                              ---------------------------------------
Provision for (recovery of) income taxes (Note 11)
  Current                                                               -             -             -
  Deferred                                                        (82,687)      (63,106)            -
                                                              ---------------------------------------
                                                                  (82,687)      (63,106)            -
                                                              ---------------------------------------
Loss before extraordinary item                                 (1,025,631)   (4,487,824)   (3,335,865)

Extraordinary item, net of tax (Note 9)                           186,330             -             -
                                                              ---------------------------------------
Net loss for the year                                         $  (839,301)  $(4,487,824)  $(3,335,865)
                                                              =======================================

Loss per common share before extraordinary item, basic
 and diluted                                                  $     (0.33)  $     (0.99)  $     (0.59)
                                                              =======================================

Loss per common share, basic and diluted (Note 10(f))         $     (0.27)  $     (0.99)  $     (0.59)
                                                              =======================================

Weighted average number of shares outstanding                   3,078,428     4,533,583     5,664,188
                                                              =======================================


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

===============================================================================

                                                         The WideCom Group Inc.
                                Consolidated Statements of Shareholders' Equity
                                                     (in United States dollars)

For the years ended March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------


                                                                                        Retained     Cumulative        Total
                                               Preferred     Common      Contributed    Earnings     Translation   Shareholders'
                                                 Shares      Shares        Surplus      (Deficit)    Adjustment       Equity
                                               ---------------------------------------------------------------------------------

Balance, March 31, 1995                        $ 183,276   $   839,074    $ 159,825    $    15,007   $ (69,241)     $ 1,127,941

Conversion of preferred shares (116,750)
 (Note 10(c))                                   (183,276)      350,250            -              -           -          166,974
Shares issued for investment in affiliate
 (240,000)                                             -       720,000            -              -           -          720,000
Shares issued on initial public offering
 (1,650,000)                                           -     8,250,000            -              -           -        8,250,000
Warrants issued on initial public offering
 (1,650,000)                                           -       165,000            -              -           -          165,000
Shares issued to underwriter for bridge
 financing (84,000)                                    -       252,000            -              -           -          252,000
Shares issued on exercise of underwriter's
 option (247,500)                                      -     1,237,500            -              -           -        1,237,500
Warrants issued on exercise of underwriter's
 option (247,500)                                      -        24,750            -              -           -           24,750
Purchase of warrants by underwriter (165,000)          -           165            -              -           -              165
Initial public offering costs                          -    (2,352,945)           -              -           -       (2,352,945)
Contribution by shareholders (16,087)                  -      (185,000)           -              -           -         (185,000)
Net loss for the year                                  -             -            -       (839,301)          -         (839,301)
Foreign currency translation adjustment                -             -            -              -      61,522           61,522
                                               --------------------------------------------------------------------------------

Balance, March 31, 1996                                -     9,300,794      159,825       (824,294)     (7,719)       8,628,606

Exercise of warrants (414,345)                         -     1,413,035            -              -           -        1,413,035
Warrant exercise costs                                 -      (114,945)           -              -           -         (114,945)
Net loss for year                                      -             -            -     (4,487,824)          -       (4,487,824)
Foreign currency translation adjustment                -             -            -              -    (195,569)        (195,569)
                                               --------------------------------------------------------------------------------

Balance, March 31, 1997                                -    10,598,884      159,825     (5,312,118)   (203,288)       5,243,303

Exercise of warrants (723,393)                         -     2,170,179            -              -           -        2,170,179
Warrant exercise costs                                 -      (120,470)           -              -           -         (120,470)
Class action settlement (278,500)                      -       355,158            -              -           -          355,158
Conversion of convertible debentures (58,967)          -        50,000            -              -           -           50,000
Share issuance costs                                   -       (71,036)           -              -           -          (71,036)
Net loss for year                                      -             -            -     (3,335,865)          -       (3,335,865)
Foreign currency translation adjustment                -             -            -              -     (54,325)         (54,325)
                                               --------------------------------------------------------------------------------

Balance, March 31, 1998                        $       -   $12,982,715    $ 159,825    $(8,647,983)  $(257,613)     $ 4,236,944
                                               ================================================================================


     See accompanying summary of significant accounting policies and notes to these financial statements.

===============================================================================

                                                         The WideCom Group Inc.
                                          Consolidated Statements of Cash Flows
                                                     (in United States dollars)


For the years ended March 31                                    1996          1997          1998
--------------------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
  Loss for the year before extraordinary item                   $(1,025,631)  $(4,487,824)  $(3,335,865)
  Add (deduct) items not requiring a cash outlay
    Amortization                                                    297,316       503,359       489,733
    Compensation benefit on stock transaction                       166,974             -             -
    Foreign exchange loss                                                 -             -        36,119
    Deferred income taxes                                           (82,687)      (63,106)            -
    Shares issued to settle lawsuits                                      -             -       355,158
    Writedown of goodwill                                                 -       576,000             -
    Equity in loss of affiliate                                           -       121,971       592,468
    Accrued interest on IOC loan payable                             56,643             -             -
  Net changes in non-cash working capital balances related
   to operations
    Decrease (increase) in accounts receivable                      (66,333)     (333,048)      160,122
    Decrease (increase) in research and development grants
     receivable                                                    (186,971)            -       687,307
    Decrease (increase) in inventory                                149,578      (764,646)     (133,663)
    Increase (decrease) in accounts payable and accrued
     liabilities                                                   (188,861)      982,544      (308,983)
    Increase (decrease) in prepaid expenses                         (54,837)      (31,453)        8,969
                                                                ---------------------------------------
                                                                   (934,809)   (3,496,203)   (1,448,635)
                                                                ---------------------------------------

Investing activities
  Decrease in term deposits                                          98,331             -             -
  Purchase of capital assets                                     (1,029,416)   (1,108,068)     (540,022)
  Advances to related parties                                       (64,859)      (32,033)      (67,523)
  Purchase of equity in joint venture                                     -    (1,805,836)            -
                                                                ---------------------------------------
                                                                   (995,944)   (2,945,937)     (607,545)
                                                                ---------------------------------------

Financing activities
  Increase (decrease) in bank indebtedness                           27,380       203,456      (121,954)
  Shares and warrants issued                                      7,576,470     1,298,090     1,978,673
  Issuance of convertible debentures                                      -             -       250,000
  Shares contributed by shareholders                               (185,000)            -             -
  Repayment of shareholders loans                                  (266,274)            -             -
  Repayment of Innovation Ontario loan                             (220,110)            -             -
  Deferred issue costs of public offering                           610,909             -             -
                                                                ---------------------------------------
                                                                  7,543,375     1,501,546     2,106,719
                                                                ---------------------------------------

Effect of exchange rate changes on cash                              27,341       (71,411)       10,808
                                                                ---------------------------------------

Net increase (decrease) in cash during the year                   5,639,963    (5,012,005)       61,347

Cash and equivalents, beginning of year                               3,528     5,643,491       631,486
                                                                ---------------------------------------

Cash and equivalents, end of year                               $ 5,643,491   $   631,486   $   692,833
                                                                =======================================

Note:  See Note 15 for supplementary information


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

===============================================================================

                                                         The WideCom Group Inc.
                                     Summary of Significant Accounting Policies
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

Nature of Business               The WideCom Group Inc. ("the Company") was
                                 incorporated under the laws of Ontario on June 15, 1990 and its first fiscal year ended on March 31, 1991. The Company designs, assembles and sells high speed, high performance document systems which transmit, receive, print, copy and/or archive wide format documents.

Basis of Financial Statements    The accompanying consolidated financial
                                 statements are stated in United States
                                 dollars , "the reporting currency". The
                                 transactions of the Company have been
                                 recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars into United States dollars amounts have been made at the year end exchange rates for balance sheet items and the average exchange rate for the year for revenues, expenses, gains and losses.
                                 Translation adjustments to reporting currency are included in equity.

                                 The financial statements reflect
                                 retroactively a backsplit occurring during
                                 1996 (see Note 10(b)(ii)).

                                 These financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States.

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

===============================================================================

                                                         The WideCom Group Inc.
                         Summary of Significant Accounting Policies (continued)
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

Long-Lived Assets                Management reviews long-lived assets and
                                 certain identifiable intangibles for
                                 impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.

Capital Assets                   Capital assets are recorded at cost.
                                 Amortization is provided annually at rates calculated to amortize the assets over their estimated useful lives as follows:

                                 Machinery, plant and
                                  computer equipment    - 30% declining balance
                                 Furniture and fixtures - 20% declining balance Prototype and jigs - 20% declining balance

Earnings or Loss Per Share       The Company adopted Statement of Financial
                                 Accounting Standards No. 128, "Earnings Per
                                 Share" during fiscal 1998. As a result of this adoption, the Company has restated all periods presented in these financial statements to reflect "basic" and "diluted" earnings (loss) per share. Basic earnings
                                 (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.
                                 Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

Stock Based Compensation         SFAS No. 123, "Accounting for Stock-Based
                                 Compensation", encourages, but does not
                                 require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board
                                 Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.
                                 Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.
                                 See Note 10 (e) for a summary of the pro forma net loss per share determined as if the Company had applied SFAS No. 123.

Cash and Equivalents             Cash and cash equivalents include all highly
                                 liquid investments with original maturities of three months or less.

===============================================================================

                                                         The WideCom Group Inc.
                         Summary of Significant Accounting Policies (continued)
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

Recently Issued Accounting
 Standards                       In June 1997, the Financial Accounting
                                 Standards Board issued Statement of Financial
                                 Accounting Standards No. 130, Reporting
                                 Comprehensive Income (SFAS 130), which
                                 establishes standards for reporting and
                                 display of comprehensive income, its
                                 components and accumulated balances.
                                 Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                 SFAS 130 is effective for financial
                                 statements for periods beginning after
                                 December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

                                 In June 1997, the Financial Accounting
                                 Standards Board issued SFAS No. 131,
                                 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                 SFAS 131 is effective for financial
                                 statements for periods beginning after
                                 December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial postion, however, will be unaffected by implementation of this standard.

===============================================================================

                                                         The WideCom Group Inc.
                         Summary of Significant Accounting Policies (continued)
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

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

                                 Exchange gains or losses arising on these translations are reflected in income in the year.

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

Concentrations of Credit Risk
 and Business Concentration      The Company's receivables are unsecured and
                                 are generally due in 30 days. Currently the Company's customers are primarily local, national and international users of wide fax document systems. The Company's receivables do not represent significant concentrations of credit risk as at March 31, 1998, due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

Fair Value of Financial
 Instruments                     The carrying amounts of financial instruments
                                 of the Company, including cash and cash
                                 equivalents, accounts receivable, bank
                                 indebtedness, accounts payable, and
                                 convertible debentures approximate fair value because of their short maturity. The fair value of advances to related parties can not be readily determined because of the nature of their terms.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

1.    Accounts Receivable

      Accounts receivable consist of:

                                                 1996        1997        1998
                                               ---------------------------------

      Trade accounts receivable                $ 442,096   $ 657,046   $ 612,946
      Less: Allowance for doubtful accounts        5,349       6,097      33,886
                                               ---------------------------------
                                               $ 436,747   $ 650,949   $ 579,060
                                               =================================

2.    Inventory

      Inventory consists of:

                                     1996         1997          1998
                                   -------------------------------------

      Raw materials                $ 244,524   $ 1,061,422   $   967,723
      Work in progress               168,823        48,225        56,644
      Finished goods                  42,781        89,739       277,155
                                   -------------------------------------
                                   $ 456,128   $ 1,199,386   $ 1,301,522
                                   =====================================

3.    Advances to Related Parties

      (a) Advances to related parties are non-interest bearing and will be repaid as follows:

                                                     1996       1997        1998
                                                   --------------------------------

            WideCom Fax and Plotters Ltd. (i)      $ 86,715   $  85,116   $       -
            3294340 Canada Inc. (ii)                      -           -     149,696
            Shareholders                                  -      32,033      31,234
                                                   --------------------------------
                                                     86,715     117,149     180,930
            Less: Current portion                    86,715     117,149     180,930
                                                   --------------------------------
                                                   $      -   $       -   $       -
                                                   ================================

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998

-------------------------------------------------------------------------------

3.    Advances to Shareholders and Related Parties (continued)

            (i)   WideCom Fax and Plotters Ltd.

                  Advances were made to a company controlled by a principal stockholder to purchase production equipment necessary in the manufacture of the Company's product in India.

            (ii)  3294340 Canada Inc.

                  Advances were made to a company as referred to in Note 5(ii) to facilitate research and development activities. There is no fixed term of repayment and balance is due on demand.

      (b) Transactions with companies controlled by, and fees paid to, executive officers, the principal shareholders and directors during the year were as follows:

                                                 1996         1997         1998
                                              ------------------------------------

            Sales                             $  37,306    $  13,217    $ 127,043
            Consulting fees                     (45,233)    (135,056)           -
            Capital assets acquired            (323,363)           -            -
            Management fees and salaries       (207,657)    (321,209)    (398,804)

            The management fees are paid on a month to month basis to executives who comprise senior management of the Company (See also
            Note 12(b)).

            Included in accounts receivable is $33,948 (1997 - $13,529) due from a company controlled by one of the directors of the Company.

4.    Capital Assets

      Capital assets consist of:

                                                          1996                        1997                        1998
                                                ---------------------------------------------------------------------------------
                                                             Accumulated                 Accumulated                 Accumulated
                                                   Cost      Amortization      Cost      Amortization      Cost      Amortization
                                                ---------------------------------------------------------------------------------

      Machinery, plant and computer equipment   $  699,335    $  143,256    $1,563,728    $  425,596    $1,941,521    $  842,076
      Furniture and fixtures                        99,832        17,589        95,369        29,946       114,832        44,061
      Prototype and jigs                           444,231        35,430       415,094       223,782       307,500       101,569
      Land                                          67,457             -        61,121             -        59,785             -
      Building under construction                  123,737             -       282,497             -       313,380             -
                                                --------------------------------------------------------------------------------
                                                $1,434,592    $  196,275    $2,417,809    $  679,324    $2,737,018    $  987,706
                                                ================================================================================
      Net book value                                          $1,238,317                  $1,738,485                  $1,749,312
                                                              ==================================================================

      During 1997, prototypes and jigs were written down by approximately $115,000.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

5.    Investment in Affiliates

      Investment in affiliates consists of :

                                           1996         1997          1998
                                         -------------------------------------

      DS Corporate Marketing Ltd. (i)    $ 576,000   $         -   $         -
      3294340 Canada Inc. (ii)                   -     1,685,935     1,058,586
                                         -------------------------------------
                                         $ 576,000   $ 1,685,935   $ 1,058,586
                                         =====================================

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

      (ii) In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3294340 Canada Inc., a Quebec based company, for approximately $1,875,000. The investee carries on research and development activities in order to develop improvements, modifications, additions or alterations to the intellectual property and to develop new products. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand Montreal, an economic development agency of the government of the Province of Quebec, pursuant to which Societe Innocatech du Grand Montreal would be permitted, under certain circumstances, to exchange its 45% interest for up to 253,000 common shares of the Company. The Company has a commitment to pay a royalty fee based on net revenue (See also Note 12(c)). The other two companies that each own 5% of the investee are controlled by a member of the executive, who is also a director, of the Company.

            The assets, liabilities, revenue and expenses of 3294340 Canada Inc. for the period ended March 31, 1998 and 1997 are as follows:

                                                    1997           1998
                                                 --------------------------

            Current assets                       $ 3,400,046    $ 2,012,857
            Capital assets                           431,048        650,534
                                                 --------------------------
                                                   3,831,094      2,663,391
            Current liabilities                       84,750        310,977
                                                 --------------------------
            Net assets                           $ 3,746,344    $ 2,352,414
                                                 ==========================

            Revenue
              Miscellaneous income               $    92,243    $   139,171
              Research and development grants        265,677        545,613
                                                 --------------------------
                                                     357,920        684,784
            Expenses                                 628,965      2,001,420
                                                 --------------------------
            Net loss for the period              $  (271,045)   $(1,316,636)
                                                 ==========================

===============================================================================
                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

6.    Bank Indebtedness

      During 1998 the Company renewed an operating line of credit available for approximately $218,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all company assets except real property. At March 31, 1998, approximately $112,000 (1997 - $110,000) was utilized.

      The Company's 1996 bank indebtedness is the result of a bank overdraft in the Company's subsidiary. The Company's 1998 and 1997 bank indebtedness is the result of a bank overdraft in the Company's subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

7.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of:

                                                    1996        1997          1998
                                                 -------------------------------------

      Trade accounts payable                     $ 260,897   $   487,763   $   300,268
      Wages and employee deductions payable          9,125       200,011        73,338
      Accrued liabilities                          123,440       664,300       423,418
      Accrued litigation costs (Note 10(b)(x))           -             -       121,871
      Accrued warrant exercise costs                     -             -        94,237
                                                 -------------------------------------
                                                 $ 393,462   $ 1,352,074   $ 1,013,132
                                                 =====================================

8.    Convertible Debentures

      On May 19, 1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 50,000 warrants were also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 58,967 common shares. The warrants are exercisable over 3 years at an exercise price of $4 per share. The value attributable to the warrants is not material. Included in accounts payable is accrued interest on the debentures of $13,861.

      On April 24, 1998, the debenture holder converted another $50,000 principal plus interest into 68,850 of common shares.

      The Company is currently in default for the repayment of its remaining $150,000 convertible debentures that came due on May 18, 1998.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

9.    Extraordinary Item

      During fiscal 1996 the Company settled all amounts owing to Innovation Ontario Corporation which resulted in an extraordinary gain of $186,330 (net of $148,266 taxes).

10.   Share Capital

      (a)   Authorized

            20 million common shares
            23,360 preferred shares on March 31, 1995 and no shares on March 31, 1996, 1997, and 1998.

            Of the 5,909,278 shares issued on March 31, 1998, 47,063 of these shares have not been registered by the Company's stock transfer agent.

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

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

10.   Share Capital (continued)

            (vii) During 1996, the Company settled a lawsuit for $185,000 which the controlling shareholders had jointly and severally agreed to idemnify and hold harmless the Company. The controlling shareholders surrendered to the Company, 16,087 common shares of the Company with a fair market value equal to the amount of the settlement.

            (viii) During 1997, 414,345 warrants were exercised in exchange for
                  414,345 common shares. The proceeds of this issue, net of related expenses of $114,945, was $1,298,090. This amount includes warrants exercised under the Company's warrant call.

            (ix) During 1998, 723,923 warrants were exercised in exchange for 723,923 common shares. The proceeds of this issue, net of related expenses of $120,470, was $2,049,709. This amount includes warrants exercised under the Company's warrant call.

            (x) During 1998, 278,500 shares were issued for the full settlement and legal costs of a class action lawsuit filed in the State of New York and a partial settlement of another class action lawsuit filed in the State of California. Both lawsuits were in connection with potential losses that would be suffered on the warrant call. The Company is required to issue an additional 75,000 shares in connection with the State of California suit and accordingly the Company has accrued approximately $122,000 for the cost of these shares representing the fair value of the shares on February 2, 1998. The Company has also agreed to issue 387,708 replacement warrants for each warrant held by warrant holders on February 10, 1997 and sold by such holders prior to March 5, 1997.

            (xi) During 1998, $50,000 of convertible debentures (see Note 8) were converted into 58,967 common shares. The debentures were converted based on a conversion price of $0.8479 which represents the average of the closing bid share price of 20 days prior to the conversion. The Company also incurred $10,000 of issuance cost relating to the conversion of the debentures.

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

      (d)   Warrants

            As at March 31, 1998 the Company had 2,074,762 issued and outstanding warrants. Warrants are exercisable at an exercise price of $2.50 to $8.25 with expiry dates between December 2000 and June 2002.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

10.   Share Capital (continued)

      (e)   Employee Stock Option Plan

            The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is not recognized if the exercise price equals or exceeds the market price on the date of grant. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, therefore no compensation expense is recognized.

            In July 1996, the board of directors approved an employee stock option plan covering options to purchase 300,000 common shares, increased in January 1997 to 500,000, which have been issued as follows:

            (i) In fiscal 1996, options to purchase 200,000 common shares at an exercise price of $5.00 per share were issued to two members of management in exchange for the cancellation of previously issued warrants to purchase 200,000 common shares. These options were exercisable commencing one year from the consummation of a public offering and expire in July 2005. During 1998, the exercise price was changed to $2.125 per share.

            (ii) Options to purchase 100,000 common shares at an exercise price of $8.50 granted in June 1996 to the President and Vice-President. The options vested immediately as at the date of grant and expire June 2001. The options were changed to warrants in 1998 with a change in exercise price to $2.125.

            (iii) Options to purchase 262,500 common shares at an exercise price of $2.125 were issued to the President, Vice President and various employees of the Company in September 1997. 195,767 of the options vest within a year and 66,733 of the options vest within a three year period. These options expire 10 years after the grant date.

            Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholees option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.0%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of approximately 200% (1996 and 1997 - 110%) and a weighted-average expected life of the option of 5 years.

            The Company's pro forma information follows:

                                      Year Ended     Year Ended     Year Ended
                                       March 31,      March 31,      March 31,
                                         1996           1997           1998
                                      -----------------------------------------
            Net loss
              As reported             $  (839,301)   $(4,487,824)   $(3,335,865)
              Pro forma                (1,099,301)    (5,177,824)    (3,840,790)

            Net loss per share
              As reported                   (0.27)         (0.99)         (0.59)
              Pro forma                     (0.36)         (1.14)         (0.68)

            The activity of the Company's stock option plan is as follows:

                                            Options Outstanding             Options Exercisable
                                        -----------------------------------------------------------
                                          Weighted                        Weighted
                                        Average Price     Options       Average Price     Options
                                          Per Share     Outstanding       Per Share     Exercisable
                                        -----------------------------------------------------------

            Balance, March 31, 1996        $ 5.00         200,000          $ 5.00         200,000
            Granted                          8.50         100,000
                                                         --------

            Balance, March 31, 1997          6.16         300,000            6.16         300,000
            Granted                          2.125        462,500
            Cancelled                        8.50        (100,000)
            Cancelled                        5.00        (200,000)
                                                         --------

            Balance, March 31, 1998          2.125        462,500            2.125        395,767
                                                         ========

            At March 31, 1998, there were 37,500 options available for future grants. As at March 31, 1998, the options have a weighted average contractual life of 8.5 years.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

10.   Share Capital (continued)

      (f)   Earnings (Loss) per Common Share

            The computation of earnings (loss) per common share and common equivalent share is based on the weighted average number of common shares outstanding during the year except as noted below plus (in years which they have a dilutive effect) the effect of common shares contingently issuable pursuant to outstanding warrants and options. On March 31, 1998 there were 2,437,262 options and warrants outstanding that were not considered because they are anti-dilutive.

            The weighted average number of common shares used in calculating earnings per common share after retroactive application of the backsplit is as follows:

                                                      1996        1997        1998
                                                    ---------------------------------

            Shares outstanding at year end          4,434,073   4,848,418   5,909,278
                                                    =================================

            Weighted average shares outstanding     3,078,428   4,533,583   5,664,188
                                                    =================================

11.   Income Taxes

      (a) The components of the provision for income taxes on earnings before income taxes are as follows:

                                                                    1996         1997     1998
                                                                 -----------------------------

            Current                                              $       -    $       -   $  -
            Deferred provision                                    (176,000)     (63,106)     -
            Ontario research and development super allowance       (20,000)           -      -
            Change in valuation adjustment                         113,313            -      -
                                                                 -----------------------------
                                                                 $ (82,687)   $ (63,106)  $  -
                                                                 =============================

            The extraordinary item during 1996 is net of taxes of $148,266.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

11.   Income Taxes (continued)

      (b) The reconciliation of income taxes calculated at the statutory rate of 44.6% to the total tax provision is as follows:

                                                                   1996          1997          1998
                                                                 ---------------------------------------

            Income taxes recovery at statutory rate              $(495,000)  $(2,030,000)   $(1,488,000)
            Items not subject to income tax                        172,000       210,000        309,000
            Permanent difference resulting from the Ontario
             research and development incentive deduction          (20,000)      (21,000)             -
            Adjustment to valuation adjustment                     260,313     1,777,800      1,179,000
                                                                 ---------------------------------------
                                                                 $ (82,687)  $   (63,200)   $         -
                                                                 =======================================

            Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes (see Note
            13).

      (c)   Deferred Tax Liabilities

            Deferred tax liabilities assets have been recorded at current rates as follows:

                                                                                1996          1997          1998
                                                                             ---------------------------------------

            Liabilities:
              Research and development costs included in inventory,
               deductible as expense for tax purposes                        $   (52,000)  $         -   $         -
              Excess of amortization on capital assets for tax purposes
               over amortization recorded for accounting purposes                (31,000)            -             -
                                                                             ---------------------------------------
                                                                                 (83,000)            -             -
                                                                             ---------------------------------------

            Assets:
              Financing costs                                                     59,000        44,000        28,000
              Balance of pool of Scientific Research & Development
               available to reduce taxable income for future years               339,000       615,000       582,000
              Tax losses available to reduce taxable income of future
               years                                                             209,000     1,364,000     2,440,000
              Share issue costs                                                  633,000       686,000       743,000
              Excess of amortization on capital assets for accounting
               purposes over amortization recorded for tax purposes                    -       197,000       259,000
                                                                             ---------------------------------------

                                                                               1,240,000     2,906,000     4,052,000
                                                                             ---------------------------------------

            Less: Deferred tax asset valuation allowance                      (1,093,800)   (2,906,000)   (4,052,000)
                                                                             ---------------------------------------

            Net tax liability                                                $   (63,200)  $         -   $         -
                                                                             =======================================

            The Company has net operating loss carryforwards to reduce federal taxable income of approximately $6,021,000 which expire in 2004 and 2005. The Company has net operating loss carryforwards available to reduce Ontario taxable income of approximately $7,451,000 which expire during the years 1999 through 2005.

            The Company has share issue costs amounting to $2,800,000 which gives rise to a tax benefit of $743,000. A portion of these costs are included in the net operating losses carryforwards disclosed above. When realized the benefit will be recorded as a capital transaction.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

12.   Commitments

      (a) The Company leases premises, office equipment and motor vehicles under operating leases expiring in 2001. The approximate annual rental commitments during the lease terms are as follows:

            Year ended March 31, 1999              $ 124,000
            Year ended March 31, 2000                 70,000
            Year ended March 31, 2001                 30,000
            Year ended March 31, 2002                 12,000
                                                   ---------
                                                   $ 236,000
                                                   =========

            Approximate rental expense incurred under operating leases is as follows:

            Year ended March 31, 1996              $ 128,000
            Year ended March 31, 1997                176,000
            Year ended March 31, 1998                169,000

      (b) The Company has entered into employment contracts with two members of management for a total of up to $190,000 in base salary per annum plus up to a 50% bonus of base salary provided certain performance objectives are met. Amounts paid in 1998 were approximately $239,000 (1997 - $173,000).

      (c) The Company is commited to its affiliate, 3294340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by affiliate on behalf of the Company (See also Note 5).

13.   Segmented Information

      (a) The Company operates in Canada and India in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:

                                                Canada         India      Intercompany      Total
                                             --------------------------------------------------------

      For the year ended March 31, 1996
      Revenue                                $ 1,430,918    $   576,883   $         -    $ 2,007,801
      Operating profit                          (849,219)         9,918             -       (839,301)
      Identifiable assets                      8,933,132      1,627,339    (1,342,957)     9,217,514

      For the year ended March 31, 1997
      Revenue                                $ 1,329,446    $ 1,357,171   $  (865,904)   $ 1,820,713
      Operating profit                        (4,364,854)      (628,877)      505,907     (4,487,824)
      Identifiable assets                      6,719,782      2,872,586    (2,667,181)     6,925,187

      For the year ended March 31, 1998
      Revenue                                $ 2,913,259    $ 1,556,141   $(1,415,596)   $ 3,053,804
      Operating profit                        (3,321,531)      (244,027)      229,693     (3,335,865)
      Identifiable assets                      6,677,495      2,442,435    (3,468,740)     5,651,190

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

13.   Segmented Information (continued)

      (b)   The breakdown of sales by geographic area is as follows:

                                  1996         1997         1998
                               ------------------------------------

            Canada             $   56,032   $  122,676   $  322,968
            United States         730,055      467,766    1,246,270
            Middle East           335,682      346,595      312,042
            Asia                   80,576      266,345      322,685
            Europe                464,000      475,551      686,478
                               ------------------------------------
                               $1,666,345   $1,678,933   $2,890,443
                               ====================================

      (c) For the year ended 1998 and 1997 no end user accounted for more than 5% of the Company's product sales. In 1998, approximately 43% of the Company's product sales were made through five distributors, with the largest representing approximately 23.7%. For the year ended March 31, 1997 sales to one major distributor amounted to approximately 27.5% of total product sales.

14.   Contingent Liabilities

      (a) Statement of claims have been filed against the Company in 1997 alleging breach of contract and demanding specific performance, claiming 240,000 shares and 160,000 warrants (after the stock back-split). The President had transferred 100,000 common shares issued to individuals who provided marketing and related services in 1992 and 1993. The individuals had attempted to transfer 172,860 common shares to third parties. The Company's President has entered into an indemnification agreement with the Company whereby he would return up to 160,000 common shares for cancellation to the extent the Company is required to issue any such additional shares.

      (b) The Company has a dispute with a legal firm for non-payment of invoices for legal services for a total of approximately $77,000. The Company has accrued approximately $32,000 for these services.

      (c) A Statement of Claim has been filed against the Company in 1998 for breach of sales and royalty agreement and breach of trademark and copyright issues in the amount of approximately $15.85 million. The Company believes the claim is without merit.

      (d) During the year the Company settled previous claims which resulted in additional expenses of approximately $378,000 and share issuance costs of approximately $32,000.

      Loss, if any, on the claims in paragraph (b) and (c) will be recorded when settlement is probable and the amount of the settlement is estimable.

===============================================================================

                                                         The WideCom Group Inc.
                                     Notes to Consolidated Financial Statements
                                                     (in United States dollars)

March 31, 1996, 1997 and 1998
-------------------------------------------------------------------------------

15.   Supplemental Disclosure of Cash Flow Information

      Cash paid during the year:

                                                        1996        1997        1998
                                                      --------------------------------

      Interest                                        $ 56,289   $   32,442   $ 41,488
                                                      --------------------------------

      Non monetary transaction during the year.

      Shares issued for investment in affiliate       $      -   $  720,000   $      -
      Shares issued in exchange for preferred shares         -      350,250          -
      Shares issued to settle lawsuits                       -            -    355,158
      Shares issued for conversion of debentures             -            -     50,000
                                                      --------------------------------
                                                      $      -   $1,070,250   $405,158
                                                      ================================

EXHIBIT INDEX

      The exhibit designated with an asterisk (*) is filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

EXHIBIT NO.      DESCRIPTION
-----------      -----------

   3.1 Articles of Incorporation of Registrant, as amended (Exhibit 3.1 to Form F-1 Registration Number 33-78004, filed May 6, 1994)

   3.2 By-Laws of Registrant, as amended (Exhibit 3.2 to Form F-1 Registration Number 33-78004, filed May 6, 1994)

   4.1 Form of Common Stock Certificate (Exhibit 4.1 to Form F-1 Registration Number 33-78004, filed November 21, 1994)

   4.2 Form of Underwriter's Warrants and Warrant Agreement (Exhibit 4.2 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

   4.3 Form of Bridge Note (Exhibit 4.3 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

   4.4           Form of Bridge Warrant (Exhibit 4.4 to Form F-1
                 Registration Number 33-78004, filed December 12, 1995)

   4.5 Form of Warrant Agreement (Exhibit 4.5 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

   4.6 Form of Warrant Certificate (Exhibit 4.6 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

   4.7 Form of 8% Convertible Debentures purchased by Global Bermuda Limited Partnership, a Bermuda Limited Partnership (Exhibit 4.1 to Form F-1 Registration Number 33-78004, filed August 5, 1994)

   4.8 Representative's Warrant to Purchase Shares of Common Stock (Exhibit 4.2 to Form F-1 Registration Number 33-78004, filed August 5, 1994)

  10.1 Financial Consulting Agreement, dated June 2, 1997, by and between The Widecom Group Inc. and Alex Moore & Co., (Exhibit 10.1 to Form S-3/A, File Number 333-35547)

  10.2 Settlement Agreement, dated May 1, 1997, among Brett Whiton, Richard Benjamin, Anthony Hand, and the Company, Messrs. Raja and Suneet Tuli (Exhibit 10.2 to Form S-3/A, File Number 333-35547)

  10.5 License Agreement between WideCom R & D Inc. and the Company date August 24, 1993 (Exhibit 10.5 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

  10.6 Employment Agreement with Exhibits between Raja Tuli and the Company dated October 4, 1993 (Exhibit 10.6 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

  10.7 Employment Agreement with Exhibits between Suneet S. Tuli and the Company dated October 4, 1993 (Exhibit 10.7 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

  10.8 Indemnity Agreement between Raja S. Tuli and the Company (Exhibit 10.8 to Form F-1 Registration Number 33-78004, filed November 21, 1994)

  22.1 Subsidiaries of Registrant (Exhibit 22.1 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

  27*            Financial Data Schedule