Form 10QSB
period 1998-06-30
WIDECOM GROUP INC
filed 1998-08-14
CIK 922023

============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB

[ ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended       June 30, 1998.

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

     72 DEVON ROAD, UNIT 17-18,                          L6T 5B4
     BRAMPTON, ONTARIO, CANADA
(Address of principal executive offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code (905) 712-0505


             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report.

      Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No  ___

      The number of shares outstanding of registrant's common stock as of August 13, 1998 was 5,978,128 shares.

      Transitional Small Business Disclosure Format.
                              Yes  ___   No  X

        1 of 9

                            THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                 Page No.

Part I Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets -
      June 30, 1998 and June 30, 1997                                3

      Consolidated Statements of Operations -
      Three months ended June 30, 1998
      And June 30, 1997                                              4

      Consolidated Statements of Cash Flows -
      Three months ended June 30, 1998
      And June 30, 1997                                              5

      Notes to Consolidated Financial Statements                    6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               8

Signatures                                                           9

Exhibit 27 - Financial Data

        2 of 9

                        PART I FINANCIAL INFORMATION
                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                        June 30,
                                               ---------------------------
                                                  1998             1997
                                                  ----             ----
                                               (unaudited)      (unaudited)

Assets

Current assets
  Cash and cash equivalents                    $   290,282      $ 2,103,870
  Accounts receivable                              601,255          873,054
  Research and development grants receivable             -          270,531
  Prepaid expenses                                  93,884           89,193
  Advance to related parties                       175,013          117,184
  Inventory (Note 3)                             1,685,576        1,394,975
                                               ----------------------------
      Total current assets                       2,846,010        4,848,807

Capital assets (Note 4)                          1,610,852        1,715,130

Investment in affiliates                           894,096        1,594,059
                                               ----------------------------

      Total assets                             $ 5,350,958      $ 8,157,996
                                               ============================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                            $   271,315      $   358,509
  Accounts payable and accrued liabilities         841,800        1,260,434
  Convertible debentures (Note 5)                  150,000          204,750
                                               ----------------------------
      Total current liabilities                $ 1,263,115      $ 1,823,693
                                               ----------------------------

Shareholders' equity

  Common shares                                $13,252,497      $12,622,985
  Contributed surplus                              159,825          159,825
  Deficit                                       (9,124,622)      (6,326,488)
  Cumulative translation adjustment               (199,857)        (122,019)
                                               ----------------------------
                                                 4,087,843        6,334,303
                                               ----------------------------
      Total liabilities and shareholders'
       equity                                  $ 5,350,958      $ 8,157,996
                                               ============================

See accompanying notes to the consolidated financial statements.

        3 of 9

                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                                  For the three months ended
                                                  --------------------------
                                                   June 30,       June 30,
                                                     1998           1997
                                                   --------       --------
                                                  (unaudited)    (unaudited)

Product sales                                     $ 617,696     $   885,633
Cost of product sales                               163,689         221,408
                                                  -------------------------
Gross profit                                        454,007         664,225

Research and development grants                      99,887               -
Interest income                                      10,393          63,963
                                                  -------------------------
Net revenue                                         564,287         728,188
                                                  -------------------------

Expenses
  Research and development                                -          87,719
  Selling, general and administrative               714,947         968,973
  Interest and bank charges                           9,417           4,307
  Management fees and salaries                       75,493         117,603
  Amortization                                       88,122          96,736
  Foreign exchange loss                              21,182               -
                                                  -------------------------
Total operating expenses                            909,161       1,275,338
                                                  -------------------------

Operating income (loss)                            (344,874)       (547,150)
                                                  -------------------------

Equity in loss of affiliate                        (131,765)        (92,220)

Legal settlement costs                                    -        (375,000)
                                                  -------------------------

Earnings (loss) before extraordinary item          (476,639)     (1,014,370)
                                                  =========================

Extraordinary item, net of tax                            -               -
                                                  -------------------------

Net earnings (loss) for the period               $ (476,639)    $(1,014,370)
                                                 ==========================

Loss per common share before
 extraordinary item, basic and diluted           $    (0.08)    $     (0.18)
                                                 ==========================

Loss per common share, basic
 and diluted                                     $    (0.08)    $     (0.18)
                                                 ==========================

Weighted average number of shares outstanding     5,955,178       5,565,251
                                                 ==========================

See accompanying notes to the consolidated financial statements.

        4 of 9

                           THE WIDECOM GROUP INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                For the three months ended
                                                --------------------------
                                                 June 30,        June 30,
                                                   1998            1997
                                                 --------        --------
                                                (Unaudited)     (Unaudited)

Cash provided by (used in)
 Operating activities
Loss for the period before
 Extraordinary item                             $(476,639)      $(1,014,370)
Add (deduct) items not requiring a cash outlay
  Amortization                                     88,122            96,736
  Foreign exchange loss                            21,182
  Equity in loss of affiliate                     131,765            92,220
Net changes in non-cash working capital
 balances related to operations
  (Increase) in accounts receivable               (41,731)         (116,563)
  Decrease in R & D grants receivable                   -           425,351
  (Increase) in inventory                        (311,505)         (194,937)
  Increase (decrease) in accounts payable and
   accrued liabilities                            194,361           (91,889)
  (Increase) decrease in prepaid expenses          (7,961)           11,127
                                                ---------------------------
                                                 (402,406)         (792,325)
                                                ---------------------------

Investing activities
  Purchase of capital assets                       (5,683)          (65,367)
                                                ---------------------------
                                                   (5,683)          (65,367)
                                                ---------------------------

Financing activities
  Increase (decrease) in bank indebtedness         77,899            28,558
  Shares issued for cash                                -         2,150,499
  Convertible debentures                                -           250,000
                                                ---------------------------
                                                   77,899         2,429,057
                                                ---------------------------

Effect of exchange rate changes on cash           (72,361)          (98,981)
                                                ---------------------------

Net increase (decrease) in cash during
 the period                                      (402,551)        1,472,384

Cash and equivalents, beginning of period         692,833           631,486
                                                ---------------------------

Cash and equivalents, end of period             $ 290,282        $2,103,870
                                                ===========================

See accompanying notes to the consolidated financial statements.

        5 of 9

                           THE WIDECOM GROUP INC.

Item 1.         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 1998, and the results of operations for the three months ended June 30, 1998 and 1997 and cash flows for the three months ended June 30, 1998. Interim results are not necessarily indicative of results for full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1998.

2.  Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.  Inventories

Inventories are summarized as follows:-

                                June            June
                              30, 1998        30, 1997
                              --------        --------

      Raw materials          $  908,884      $  875,602
      Work in progress          158,203         388,624
      Finished goods            618,489         130,749
                             --------------------------
      Total inventories      $1,685,576      $1,394,975
                             ==========================

        6 of 9

4.  Capital Assets

Capital assets consist of:

                                   June 30, 1998                 June 30, 1997
                            ---------------------------     ---------------------------
                                           Accumulated                     Accumulated
                               Cost        Amortization        Cost        Amortization
                               ----        ------------        ----        ------------

Machinery, plant and
 Computer equipment         $1,868,227      $  888,893      $1,592,823      $  486,201
  Furniture and fixtures       111,076          45,939          95,369          34,210
  Prototype and jigs           297,444         107,429         415,094         255,649
  Land                          57,830               -          61,121               -
  Building under
   construction                318,536               -         326,783               -
                            ----------------------------------------------------------
                            $2,653,113      $1,042,261      $2,491,190      $  776,060
                            ==========================================================

Net book value                              $1,610,852                      $1,715,130
                                            ==========                      ==========

5.  Convertible Debentures

On May 19, 1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 50,000 warrants also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 58,967 common shares. The warrants are exercisable over 3 years at an exercise price of $4 per share. The value attributable to warrants is not material. Included in accounts payable is accrued interest on the debenture of $17,545. On April 24, 1998 the debenture holder converted another $50,000 principal plus interest in to 68,850 of common shares.

The Company is currently in default for the repayment of its remaining $150,000 debentures that came due on May 19, 1998.

6.  Contingent Liabilities

(a) Statement of claims have been filed against the Company in 1997 alleging breach of contract and demanding specific performance, claiming 240,000 shares and 160,00 warrants (after the stock back-split). The President had transferred 100,000 common shares issued to individuals who provided marketing and related services in 1992 and 1993. The individuals had attempted to transfer 172,860 common shares to third parties. The Company's President has entered into an indemnification agreement with the Company whereby he would return up to 160,000 common shares for cancellation to the extent the Company is required to issue any such additional shares.

(b) The Company has a dispute with legal firm for non-payment of invoices for legal services for total of approximately $77,000. The Company has accrued approximately $32,000 for these services.

(c) A Statement of Claim has been filed against the Company in 1998 for breach of sales and royalty agreement and breach of trademark and copyright issues in the amount of approximately $15.85 million. The Company believes it has a good and meritorious defense to this claim.

Loss, if any, on the claims in paragraph (b) and (c) will be recorded when settlement is probable and the amount of the settlement is estimable.

        7 of 9

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

During the quarter, the Company earned $10,393 interest on short-term investments compared to $63,963 earned in the same period of 1997.

Results of Operations

Quarter Ended June 30,1998 Compared to Quarter Ended June 30,1997

Revenues for the quarter ended June 30,1998 were $727,796, a decrease of $221,800 or 23.36% as compared to $949,596 for the quarter ended June 30,1997. Sales for the quarter ended June 30,1998 were $617,696, a decrease of $267,937 as compared to $885,633 for the quarter ended June 30,1997.

Operating expenses for the quarter ended June 30,1998 were $909,161, a decrease of $366,177, or 28.71 %, as compared to $1,275,338 for the quarter ended June 30,1997. Research and development expenses decreased from $87,719 for the quarter ended June 30,1997 to $nil for the quarter ended June 30,1998. Selling, general and administrative expenses for the quarter ended June 30,1998, decreased by $254,026 and decreased as a percentage of revenues from 102.0% to 98.23%. The Company continues to incur legal, administration, and other related costs associated with its warrant call.

The Company's share of the loss incurred by the research and development consortium (3994340 Canada Inc.) that had been formed on October 2nd. 1996, for the quarter ended June 30,1998, amounted to $131,765 as compared to $92,220 for the quarter ended June 30,1997.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund research and development activities, the acquisition of inventories and to meeting operating expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At June 30, 1998, the Company had working capital of $1,582,895, as compared to $3,025,114 at June 30, 1997. However, the Company had only approximately $290,000 in unrestricted cash available. Accordingly, the Company has experienced short term capital deficiencies during the last fiscal year and has entered into a letter of intent with an investment banking firm to arrange $2,000,000 in debt and equity financing during the second quarter of fiscal 1999. There can be no assurance, however, that the financing will be consummated. In addition, the Company is currently in default in payment of $150,000 of convertible debentures that were due May 18, 1998. The Company is attempting to arrange for a purchase and extension of these notes or, in the alternative, will repay the notes out of the proceeds from the financing.

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

        8 of 9

Exhibits 27 - Financial Data Schedule


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.


August 14, 1998                        /s/Suneet S. Tuli
Date                                      Suneet S. Tuli,
                                          Executive Vice President


                                       /s/Willem J.Botha
                                          Willem J. Botha,
                                          Chief Financial Officer

        9 of 9