Form 10QSB
period 1998-09-30
WIDECOM GROUP INC
filed 1998-11-16
CIK 922023

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                -------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------


                       Commission file number  1-13588
                                               -------

                           THE WIDECOM GROUP INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in Its Charter)

           ONTARIO, CANADA                           98-0139939
   -------------------------------               -------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

72 DEVON ROAD, UNIT 17-18, BRAMPTON, ONTARIO, CANADA      L6T 5B4
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code (905) 712-0505
                                                   --------------


-------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report.


      Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----


       The number of shares outstanding of registrant's common stock as of November 12, 1998 was 7,154,598 shares.



                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX


                                                            Page No.
                                                            --------

Part I Financial Information

Item 1 - Financial Statements

  Consolidated Balance Sheets -
   September 30, 1998 and September 30, 1997                    3

  Consolidated Statements of Operations -
   Three and Six months ended September 30, 1998
   and September 30, 1997                                       4

  Consolidated Statements of Cash Flows -
   Three and Six months ended September 30, 1998
   and September 30, 1997                                       5


  Notes to Consolidated Financial Statements                  6-8


Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9

Part II Other Information

Item  2  Changes in Securities                                  9

Item  2  Reports on Form 8 - K                                  9

Signatures                                                     10



PART I FINANCIAL INFORMATION
                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                        September 30,
                                                    1998            1997
                                                    ----            ----
                                                 (unaudited)     (unaudited)
============================================================================

Assets

Current assets
  Cash and cash equivalents                      $   392,849     $ 1,440,814
  Accounts receivable                                585,571         891,845
  Research and development grants receivable               -         271,099
  Prepaid expenses                                    89,140         100,338
  Advance to related parties                         167,767         117,430
  Inventory (Note 3)                               1,730,296       1,752,621
                                                 ---------------------------
Total current assets                               2,965,623       4,574,147

Capital assets (Note 4)                            1,506,737       1,655,485

Investment in affiliates                             790,778       1,529,802
                                                 ---------------------------

Total assets                                     $ 5,263,138     $ 7,759,434
============================================================================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                  305,398         316,380
  Accounts payable and accrued liabilities           768,554       1,258,464
  Loan from related parties (Note 5)                  13,333               -
  Convertible debentures (Note 6)                    150,000         205,180
                                                 ---------------------------
Total current liabilities                          1,237,285       1,780,024
                                                 ---------------------------

Shareholders' equity

  Common shares (Note 7)                         $13,452,497     $12,622,985
  Contributed surplus                                159,825         159,825
  Deficit                                         (9,377,072)     (6,801,738)
  Cumulative translation adjustment                 (209,397)         (1,662)
                                                 ---------------------------
                                                   4,025,853       5,979,410
                                                 ---------------------------
Total liabilities and shareholders' equity       $ 5,263,138     $ 7,759,434
============================================================================


See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                                  For the three   For the three    For the six     For the six
                                                  Months ended    Months ended    Months ended    Months ended
                                                  September 30,   September 30,   September 30,   September 30,
                                                      1998            1997            1998            1997
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
---------------------------------------------------------------------------------------------------------------

Product sales                                      $  635,955      $  854,761      $1,254,050      $ 1,738,656
Cost of product sales                                 168,470         203,717         332,323          438,369
                                                   -----------------------------------------------------------
Gross profit                                          467,485         651,044         921,727        1,300,287

Research and development grants                       301,285               -         405,799                -
Interest income                                         3,057          27,674          13,281           91,577
                                                   -----------------------------------------------------------
Net revenue                                           771,827         678,718       1,340,807        1,391,864
                                                   -----------------------------------------------------------


Expenses
  Research and development                                  -          28,288               -          116,036
  Selling, general and administrative                 743,033         847,955       1,458,674        1,813,200
  Interest and bank charges                            19,418          10,595          29,058           14,800
  Management fees and salaries                         81,620          92,367         157,254          209,982
  Amortization                                         89,913          97,962         178,072          192,812
  Foreign exchange loss                                28,163               -          49,505                -
                                                   -----------------------------------------------------------
Total operating expenses                              962,147       1,077,167       1,872,563        2,346,830
                                                   -----------------------------------------------------------

Operating income (loss)                              (190,320)       (398,449)       (531,756)        (954,966)
                                                   -----------------------------------------------------------

Equity in (loss) of affiliate                         (67,055)        (67,422)       (197,333)        (159,654)

Legal settlement costs                                      -               -               -         (375,000)
                                                   -----------------------------------------------------------

Earnings (loss) before extraordinary item            (257,375)       (465,871)       (729,089)      (1,489,620)

Extraordinary item, net of tax                              -               -               -                -
                                                   -----------------------------------------------------------

Net earnings (loss) for the period                 $ (257,375)     $ (465,871)     $ (729,089)     $(1,489,620)
==============================================================================================================

Loss per common share before
 extraordinary item, basic and diluted             $    (0.04)     $    (0.08)     $    (0.12)     $     (0.27)
==============================================================================================================

Loss per common share, basic
 and diluted                                       $    (0.04)     $    (0.08)     $    (0.12)     $    (0.27)
==============================================================================================================

Weighted average number of shares outstanding       6,162,731       5,565,251       6,162,731       5,565,251
==============================================================================================================


See accompanying notes to the consolidated financial statements.

                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                                         For the six months ended
                                                                      September 30,     September 30,
                                                                          1998              1997
                                                                       (Unaudited)       (Unaudited)
====================================================================================================

Cash provided by (used in)
Operating activities
Loss for the period before
 extraordinary item                                                    $(729,089)       $(1,489,620)
Add (deduct) items not requiring a cash outlay
  Amortization                                                           178,072            192,812
  Foreign exchange loss                                                   49,505                  -
  Equity in loss of affiliate                                            197,333            159,654
Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                                      (50,297)          (133,522)
  Decrease in R & D grants receivable                                          -            425,556
  (Increase) in inventory                                               (381,311)          (548,621)
  Increase (decrease) in accounts payable and accrued liabilities         30,529            (96,536)
  (Increase) decrease in prepaid expenses                                 (6,890)               209
                                                                       ----------------------------
                                                                        (712,148)        (1,490,068)
                                                                       ----------------------------

Investing activities
  Purchase of capital assets                                             (58,835)          (115,886)
                                                                       ----------------------------
                                                                         (58,835)          (115,886)
                                                                       ----------------------------

Financing activities
  Increase (decrease) in bank indebtedness                               122,971            (14,173)
  Shares issued for cash                                                 200,000          2,150,499
  Loan from related parties                                               13,333                  -
  Convertible debentures                                                       -            250,000
                                                                       ----------------------------
                                                                         336,304          2,386,326

Effect of exchange rate changes on cash                                  134,695             28,956
                                                                       ----------------------------
Net increase (decrease) in cash during the period                       (299,984)           809,328

Cash and equivalents, beginning of period                                692,833            631,486
                                                                       ----------------------------

Cash and equivalents, end of period                                    $ 392,849        $ 1,440,814
===================================================================================================


See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.

Item 1.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

      In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 1998, and the results of operations for the three months ended September 30, 1998 and 1997 and cash flows for the three months ended September 30, 1998. Interim results are not necessarily indicative of results for full year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1998.


2  Financial Statements

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.


3.  Inventories

      Inventories are summarized as follows:-


                            September      September
                            30, 1998       30, 1997
                            -------------------------

      Raw materials         $1,055,218     $  911,363
      Work in progress          43,842        613,417
      Finished goods           631,236        227,841
                            -------------------------
      Total inventories     $1,730,296     $1,752,621
                            =========================



4.  Capital Assets

      Capital assets consist of:

                                      September 30,, 1998            September 30, 1997
                                   --------------------------    --------------------------
                                                 Accumulated                   Accumulated
                                      Cost       Amortization       Cost       Amortization

      Machinery, plant and
       Computer equipment          $1,840,243     $  929,033     $1,521,841     $  571,111
        Furniture and fixtures        106,477         47,219        180,862         57,902
        Prototype and jigs            285,128        111,798        250,252         78,632
        Land                           55,436              -         60,850              -
        Building under
         construction                 307,503              -        349,325              -
                                   -------------------------------------------------------
                                   $2,594,787     $1,088,050     $2,363,130     $  707,645
                                   =======================================================

      Net book value                              $1,506,737                    $1,655,485
                                                  ==========                    ==========



5.  Loan from Related Parties

      On September 20, 1998, Lakhbir S. Tuli, an independent consultant for the Company, made a non-interest bearing loan to the Company in the amount of $13,333 US dollars.

6.  Convertible Debentures

      On May 19, 1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 50,000 warrants also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 58,967 common shares. The warrants are exercisable over 3 years at an exercise price of $4 per share. The value attributable to warrants is not material. Included in accounts payable is accrued interest on the debenture of $18,933. On April 24, 1998 the debenture holder converted another $50,000 principal plus interest in to 68,850 of common shares.

      The Company is currently in default for the repayment of its remaining $150,000 debentures that came due on May 19, 1998.

7.  Share Capital

      On September 9, 1998, Raja S. Tuli, President and Chief Executive Officer, Suneet S. Tuli, Executive Vice President and Secretary of the Company, and Lakhbir S. Tuli, an independent consultant to the Company and the father of Raja and Suneet Tuli, purchased, in the aggregate, 1,176,470 shares of the Company's Common Stock at $.17 cents US$ per share in a private transaction in order to provide the Company with funds for working capital.


8.  Contingent Liabilities

      (a) Statement of claims have been filed against the Company in 1997 alleging breach of contract and demanding specific performance, claiming 240,000 shares and 160,000 warrants (after the reverse stock split). The President had transferred 100,000 common shares issued to individuals who provided marketing and related services in 1992 and 1993. The individuals had attempted to transfer 172,860 common shares to third parties. The Company's President has entered into an indemnification agreement with the Company whereby he would return up to 160,000 common shares for cancellation to the extent the Company is required to issue any such additional shares.

      (b) The Company has a dispute with a legal firm for non-payment of legal services for a total of approximately $77,000. The Company has accrued approximately $32,000 for these services.

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


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

The Company's revenues are derived from product sales, which are recognized when products are shipped. Prior to January 1996 the company was eligible for substantial research and development grants which were accrued as the research and development expenses were incurred. As of January 1, 1996 cash grants are only made to certain qualifying companies while non-qualifying companies received grants in the form of reduction against taxes payable. Because there was no certainty that the Company would be recognized as a qualifying Company no income was accrued against research and development expenses incurred for the period from January 1, 1996 to March 31, 1997. The Company's claim for cash re-imbursement has been submitted, audited and paid to the Company during the this quarter. The Company has consequently recognized this revenue in this quarter.
During the quarter, the Company earned $3,057 interest on short-term investments compared to $27,674 earned in the same period of 1997.

Results of Operations
Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Revenues for the quarter ended September 30, 1998 were $940,297, an increase of $57,862 or 6.55% as compared to $882,435 for the quarter ended September 30, 1997. Sales for the quarter ended September 30, 1998 were $635,955, a decrease of $218,806 as compared to $854,761 for the quarter ended September 30, 1997.

Operating expenses for the quarter ended September 30, 1998 were $962,147, a decrease of $115,020, or 10.67%, as compared to $1,077,167 for the quarter ended September 30, 1997. Research and development expenses decreased from $28,288 for the quarter ended September 30, 1997 to $nil for the quarter ended September 30, 1998. Selling, general and administrative expenses for the quarter ended September 30, 1998, decreased by $104,922 and decreased as a percentage of revenues from 96.09% to 79.02%. The Company continues to incur legal, administration, and other related costs associated with its warrant call.

The Company's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that had been formed on October 2nd. 1996, for the quarter ended September 30, 1998, amounted to $67,055 as compared to $67,422 for the quarter ended September 30, 1997.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and to meeting operations expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At September 30, 1998, the Company had working capital of $1,728,338, as compared to $2,794,123 at September 30, 1997. However, the Company had only approximately $392,849 in unrestricted cash available against current liabilities of $1,200,000. Accordingly, the Company has experienced short-term capital deficiencies during the last fiscal year and has entered into an agreement with an investment banking firm to arrange $1,500,000 in debt and equity financing during the second quarter of fiscal 1999. There can be no assurance, however, that the financing will be consummated. In addition, the Company is currently in default in payment of $150,000 of convertible debentures that were due May 18, 1998. The Company is attempting to arrange for a purchase and extension of these notes or, in the alternative, will repay the notes out of the proceeds from the financing.

The Company's cash requirements in connection with the manufacture and marketing of its products has been and will continue to be significant. The Company does not presently have any material commitments for any additional capital expenditures. The Company believes, based on its currently proposed plans and assumptions, that the pending financing should satisfy its contemplated cash requirements for the foreseeable future. In the event that Company's plan or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delay, problems or otherwise), the Company may be required to seek additional financing . There can be no assurance that any additional financing will be available to the Company if needed on commercially reasonable terms, or at all.


Exhibits 27 - Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.




November 13, 1998                      /s/ Suneet S. Tuli
-----------------                      --------------------------
      Date                             Suneet S. Tuli, Executive Vice President


                                       /s/ Willem J.Botha
                                       --------------------------
                                       Willem J. Botha, Chief Financial Officer