Form 10QSB
period 1998-12-31
WIDECOM GROUP INC
filed 1999-02-19
CIK 922023

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  December 31, 1998

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from_________________to_________________


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


      Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X    No ____

      The registrant's shareholders approved a one for four (1:4) reverse stock split and as a result, the number of shares outstanding of registrant's common stock as of February 17, 1999 was 1,788,649 shares.

        1 of 11

                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                Page No.

Part I   Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets -
         December 31, 1998 and December 31, 1997                   3

         Consolidated Statements of Operations -
         Three and Nine months ended December 31, 1998
         and December 31, 1997                                     4

         Consolidated Statements of Cash Flows -
         Nine months ended December 31, 1998
         and December 31, 1997                                     5

         Notes to Consolidated Financial Statements               6-8


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9

Part II  Other Information

Item 5   Other Information                                        10

Signatures                                                        11


        2 of 11

                        PART I FINANCIAL INFORMATION
                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)


                                                        December 31,
                                                 ---------------------------
                                                    1998           1997
                                                    ----           ----
                                                 (unaudited)     (unaudited)

Assets

Current assets
  Cash and cash equivalents                      $   130,687    $   946,858
  Accounts receivable                                723,509        840,954
  Research and development grants receivable               -        261,737
  Prepaid expenses                                    92,017         75,719
  Advance to related parties                         160,273        113,374
  Inventory (Note 3)                               1,734,772      1,619,445
                                                 --------------------------
      Total current assets                         2,841,258      3,858,087

Capital assets (Note 4)                            1,418,033      1,518,233

Investment in affiliates                             722,180      1,361,736
                                                 --------------------------

      Total assets                               $ 4,981,471    $ 6,738,056
                                                 ==========================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                  270,457        319,821
  Accounts payable and accrued liabilities           779,108      1,155,484
  Loan from related parties (Note 5)                  13,333              -
  Convertible debentures (Note 6)                    150,000        198,094
                                                 --------------------------
      Total current liabilities                    1,212,898      1,673,399
                                                 --------------------------

Shareholders' equity

  Common shares (Note 7)                         $13,452,497    $12,511,730
  Contributed surplus                                159,825        159,825
  Deficit                                         (9,554,752)    (7,311,473)
  Cumulative translation adjustment                 (288,997)      (295,425)
                                                 --------------------------
                                                   3,768,573      5,064,657
                                                 --------------------------
      Total liabilities and shareholders'
       equity                                    $ 4,981,471    $ 6,738,056
                                                 ==========================


See accompanying notes to the consolidated financial statements.


        3 of 11


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)


                                                 For the three    For the three    For the nine    For the nine
                                                 Months ended     Months ended     Months ended    Months ended
                                                  December 31      December 31,     December 31,    December 31,
                                                     1998             1997             1998            1997
                                                  (unaudited)      (unaudited)      (unaudited)     (unaudited)
                                                 ---------------------------------------------------------------

Product sales                                     $  646,081       $  821,436       $1,914,231      $ 2,552,102
Cost of product sales                                161,520          205,359          493,559          698,980
                                                  -------------------------------------------------------------
Gross profit                                         484,561          616,077        1,420,672        1,853,122

Research and development grants                       78,235                -          480,630                -
Interest income                                        1,053           16,365           15,269          107,240
                                                  -------------------------------------------------------------
Net revenue                                          563,849          632,442        1,916,571        1,960,362
                                                  -------------------------------------------------------------

Expenses
  Research and development                                 -           18,671                -          134,898
  Selling, general and administrative                520,498          771,733        1,973,682        2,567,294
  Interest and bank charges                           11,087            6,282           40,095           20,652
  Management fees and salaries                        53,691           93,091          210,265          302,941
  Amortization                                        86,839           98,107          264,851          281,858
  Foreign exchange loss                               21,344                -           70,849                -
                                                  -------------------------------------------------------------
Total operating expenses                             693,459          987,884        2,559,742        3,307,643
                                                  -------------------------------------------------------------

Operating income (loss)                             (129,610)        (355,442)        (643,171)      (1,347,281)
                                                  -------------------------------------------------------------

Equity in (loss) of affiliate                        (67,126)        (117,003)        (263,597)        (277,073)

Legal settlement costs                                     -                -                -         (375,000)
                                                  -------------------------------------------------------------

Earnings (loss) before extraordinary item           (196,736)        (472,445)        (906,768)      (1,999,354)

Extraordinary item, net of tax                             -                -                -                -
                                                  -------------------------------------------------------------
Net earnings (loss) for the period                $ (196,736)      $ (472,445)      $ (906,768)     $(1,999,354)
                                                  =============================================================
Loss per common share before
 extraordinary item, basic and diluted            $    (0.12)      $    (0.34)      $    (0.56)     $     (1.44)
                                                  =============================================================
Loss per common share, basic
 and diluted                                      $    (0.12)      $    (0.34)      $    (0.56)     $     (1.44)
                                                  =============================================================
Weighted average number of shares outstanding      1,623,338        1,391,313        1,623,338        1,391,313
                                                  =============================================================


See accompanying notes to the consolidated financial statements.


        4 of 11


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)


                                                    For the nine months ended
                                                  ----------------------------
                                                  December 31,    December 31,
                                                      1998            1997
                                                  ------------    ------------
                                                   (Unaudited)     (Unaudited)

Cash provided by (used in)
 Operating activities
Loss for the period before
 extraordinary item                                $(906,768)     $(1,999,354)
Add (deduct) items not requiring a cash outlay
  Amortization                                       264,851          281,858
  Foreign exchange loss                               70,849                -
  Equity in loss of Joint Venture                    263,597          277,073
Net changes in non-cash working capital
 Balances related to operations
  (Increase) in accounts receivable                 (191,317)        (112,146)
  Decrease in R & D grants receivable                      -          423,173
  (Increase) in inventory                           (380,913)        (470,958)
  Increase (decrease) in accounts payable and
   accrued liabilities                                41,967         (157,106)
  (Increase) decrease in prepaid expenses             (9,860)          21,927
                                                   --------------------------
                                                    (847,594)      (1,735,533)
                                                   --------------------------

Investing activities
  Purchase of capital assets                         (58,749)        (187,470)
                                                   --------------------------
                                                     (58,749)        (187,470)
                                                   --------------------------

Financing activities
  Increase (decrease) in bank indebtedness            86,031              656
  Shares issued for cash                             200,000        2,150,499
  Loan from related parties                           13,333                -
  Convertible debentures                                   -          250,000
                                                   --------------------------
                                                     299,364        2,401,155
                                                   --------------------------

Effect of exchange rate changes on cash               44,833         (162,780)
                                                   --------------------------

Net increase (decrease) in cash during
 the period                                         (562,146)         315,372

Cash and equivalents, beginning of period            692,833          631,486
                                                   --------------------------

Cash and equivalents, end of period                $ 130,687      $   946,858
                                                   ==========================


See accompanying notes to the consolidated financial statements.

        5 of 11


                           THE WIDECOM GROUP INC.

Item 1.           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Presentation of Interim Information

In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 1998, and the results of operations for the three months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998. Interim results are not necessarily indicative of results for full year.

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

3.    Inventories

Inventories are summarized as follows:-



                              December      December
                              31, 1998      31, 1997
                              --------      --------

      Raw materials          $1,018,699    $  728,751
      Work in progress           47,697       631,583
      Finished goods            668,376       259,111
                             ------------------------
      Total inventories      $1,734,772    $1,619,445
                             ========================


        6 of 11

4.    Capital Assets

      Capital assets consist of:


                              December 31, 1998            December 31, 1997
                          --------------------------   -------------------------
                                        Accumulated                  Accumulated
                             Cost       Amortization      Cost       Amortization
                             ----       ------------      ----       ------------

Machinery, plant and
 Computer equipment       $1,838,294     $1,002,900    $1,522,895     $  634,001
Furniture and fixtures       106,331         50,358       108,393         39,113
Prototype and jigs           284,737        120,642       230,858         81,510
Land                          55,360              -        56,134              -
Building under                                                                 -
 construction                307,211              -       354,577              -
                          ------------------------------------------------------
                          $2,591,933     $1,173,900    $2,272,857     $  754,624
                          ======================================================

Net book value                           $1,418,033                   $1,518,233
                                         ==========                   ==========


5.    Loan from Related Parties

On September 20, 1998, Lakhbir S. Tuli, an independent consultant for the Company, made a non-interest bearing loan to the Company in the amount of $13,333 US dollars.

6.    Convertible Debentures

On May 19, 1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 50,000 warrants also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 58,967 common shares. The warrants are exercisable over 3 years at an exercise price of $4 per share. The value attributable to warrants is not material. Included in accounts payable is accrued interest on the debenture of $22,028. On April 24, 1998 the debenture holder converted another $50,000 principal plus interest in to 68,850 of common shares.

The Company is currently in default for the repayment of its remaining $150,000 debentures that came due on May 19, 1998.

        7 of 11

7.    Share Capital

(a) On September 9, 1998, Raja S. Tuli, President and Chief Executive Officer, Suneet S. Tuli, Executive Vice President and Secretary of the Company, and Lakhbir S. Tuli, an independent consultant to the Company and the father of Raja and Suneet Tuli, purchased, in the aggregate, 1,176,470 shares of the Company's Common Stock at $.17 cents US$ per share in a private transaction in order to provide the Company with funds for working capital.

(b) On January 27, 1999, the outstanding common shares of the Company were backsplit 1 for 4. These changes have been treated retroactive to all prior period share information and earnings per share calculations.

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

        8 of 11


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

The Company's revenues are derived from product sales, which are recognized when products are shipped.

While the Company has received government grants in the past, it does not meet the required pre-qualification for such grants subsequent to conducting its public offering. In consideration of this, the Company has shifted its research and development to an affiliated joint venture based in Montreal, Canada. During the quarter, the Company earned $1,053 interest on short-term investments compared to $16,365 earned in the same period of 1997.

Results of Operations

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31,1997

Revenues for the quarter ended December 31, 1998 were $725,369, a decrease of $112,432 or 13.42 % as compared to $ 837,801 for the quarter ended December 31, 1997. Sales for the quarter ended December 31,1998 were $646,081, a decrease of $175,355 as compared to $821,436 for the quarter ended December 31,1997.

Operating expenses for the quarter ended December 31,1998 were $693,459, a decrease of $294,425, or 29.80%, as compared to $987,884 for the quarter ended December 31,1997. Research and development expenses decreased from $18,671 for the quarter ended December 31,1997 to nil for the quarter ended December 31,1998. Selling, general and administrative expenses for the quarter ended December 31,1998, decreased by $251,235 and decreased as a percentage of revenues from 92.11% to 71.76%. The Company continues to incur legal, administration, and other related costs associated with its warrant call.

The Company's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that had been formed on October 2nd. 1996, for the quarter ended December 31, 1998, amounted to $67,126 as compared to $117,003 for the quarter ended December 30, 1997.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and to meeting operations expenses incurred in connection with the commercialization of its products. Until the Company's initial public offering, the Company had satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At December 31, 1998, the Company had working capital of $1,628,360, as compared to $2,184,688 at December 31, 1997. However, the Company had only approximately $130,687 in unrestricted cash available. Accordingly, the Company has experienced short-term capital deficiencies during the last fiscal year and has entered into an agreement with an investment banking firm to arrange $1,500,000 in debt and equity financing during the fourth quarter of fiscal 1999. There can be no assurance, however, that the financing will be consummated. In addition, the Company is currently in default in payment of $150,000 of convertible debentures that were due May 18, 1998. The Company is attempting to arrange for a purchase and extension of these notes or, in the alternative, will repay the notes out of the proceeds from the financing.

The Company's cash requirements in connection with the manufacture and marketing of its products has been and will continue to be significant. The Company does not presently have any material commitments for any additional capital expenditures. The Company believes, based on its currently proposed plans and assumptions, that the pending financing should satisfy its contemplated cash requirements for the foreseeable future. In the event that Company's plan or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delay, problems or otherwise), the Company may be required to seek additional financing. There can be no assurance that any additional financing will be available to the Company if needed on commercially reasonable terms, or at all.


        9 of 11


Part II

Item 5.  Other Information.

A.

      At the Annual Meeting of Shareholders held on January 27, 1999, the shareholders approved a proposal to amend the Articles of Incorporation to effect a one-for-four (1:4) reverse stock split ("Reverse Stock Split") of the Company's Common Stock, $.01 par value per share, whereby four shares of Common Stock currently outstanding, will be exchanged for one new share of Common Stock. The Reverse Stock Split was effective on January 29, 1999 ("Effective Date").

      All fractional shares resulting from the Reverse Stock Split will be settled in cash. The Reverse Stock Split will not affect the par value of the Common Stock. There are presently 20,000,000 shares of Common Stock, $.01 par value per share, authorized by the Company's Articles of Incorporation. Because the number of authorized shares of Common Stock was not reduced when the Reverse Stock Split was effected, these shares will be available for issuance without any further shareholder approval. As of the Record Date, there were 7,154,598 shares of Common Stock issued and outstanding and 2,462,460 shares of Common Stock reserved for issuance upon the conversion or exercise of various securities of the Company.
Currently, the number of shares of Common Stock issued and outstanding is approximately 1,788,649 and the number of shares reserved for issuance is 615,615.

B.

      The Company's shareholders also approved the acquisition of Diprin from the Company's President and Chief Executive Officer, Mr. Raja Tuli, for 125,000 shares of the Company's Common Stock. The Company executed an acquisition agreement with Mr. Tuli on February 9, 1999 and anticipates that the acquisition will be closed within the next 30 days.

      Diprin, although recently incorporated, was actively researching and developing the portable photo-printer technology, prior to incorporation and Diprin is continuing its research and development activities. Operations will commence upon the completion of the development of the photo-printer. Diprin currently has no operations, previous contracts, revenues or liabilities and was formed by Mr. Tuli to hold the photo-printer technology to facilitate this acquisition and the eventual commencement of operations. Diprin owns all the rights to the photo-printer technology for which a patent application is currently pending. Diprin has 100 shares of common stock outstanding. After the acquisition, the Company will be the sole owner of Diprin.

      The Company believes that the cost of the portable photo-printer technology, in comparison to the potential revenues derived from sales of the portable photo-printer and the potential revenues derived from consumables that will be marketed with the portable photo-printers, is extremely low.

C.

      On February 1, 1999, the Company has entered into a Stipulation and Order Amending the Settlement Agreement in the case of Brett Whiton, et al., v. The Widecom Group, Inc., Raja S. Tuli and Suneet S. Tuli. In accordance with the Stipulation, the Company will issue and distribute to class members who held warrants as of February 10, 1997, and sold such warrants prior to the close of business on March 5, 1997, one share (pre-split) of the Company's Common Stock for each warrant sold. The Company anticipates that the total number of shares issued under the Stipulation will be approximately 109,466 shares.


Exhibits 27 - Financial Data Schedule


        10 of 11


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.




February 19, 1999                      /s/Suneet S. Tuli
-----------------                      --------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President

February 19, 1999                      /s/Raja S. Tuli
-----------------                      --------------------
Date                                      Raja S. Tuli
                                          President


       11 of 11