Form 10KSB
period 1999-03-31
WIDECOM GROUP INC
filed 1999-07-14
CIK 922023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended March 31, 1999.

                       COMMISSION FILE NUMBER 1-13588

                           THE WIDECOM GROUP INC.
      (Exact Name of Small Business Issuer as specified in its Charter)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
     Title of each class                           on which Registered
     -------------------                          ---------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE            BOSTON STOCK EXCHANGE
WARRANTS TO PURCHASE COMMON STOCK                 BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each Exchange
     Title of each class                           on which Registered
     -------------------                          ---------------------

COMMON STOCK, PAR VALUE $.01 PER SHARE            NASDAQ SMALLCAP MARKET
WARRANTS TO PURCHASE COMMON STOCK                 NASDAQ OTCBB

Indicate by check mark whether Widecom (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Widecom was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Widecom's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Widecom's revenues for its most recent fiscal year were $3,075,609.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Widecom based upon the closing sale price of Widecom's common stock on the Nasdaq SmallCap Market as of March 31, 1999 and June 29, 1999, respectively, was approximately $4,912,450 and $ 19,431,923.

The number of shares outstanding of Widecom's common stock as of March 31, 1999 and June 29, 1999 was 2,068,400 and 2,205,041 shares respectively.

All references to "dollar" or "$" in this Annual Report are to United States dollars.


                                   PART I

Item 1.  Description of Business

THE WIDECOM GROUP INC. ("Widecom")
----------------------------------

Widecom was incorporated in Ontario, Canada in June 1990. We design, assemble and recently commenced limited marketing of high-speed, high-performance document systems which transmit, receive, print, copy and/or archive wide format documents, such as blueprints, schematics, newspaper layouts and other mechanical and engineering drawings. Our products include a 36" wide format scanner, a 36" wide format copier and a 36" wide format plotter/printer. We also market a Modular Digital Multi-Function Unit which incorporates a scanner module, a plotter module, optional internal modems and software to permit the unit to interface with a personal computer and combine scanning, printing, facsimile and copying functions in one unit. We have only recently commenced commercialization activities which, to date, have resulted in limited product sales.

We design our document management systems in response to perceived market demand for systems which facilitate the efficient management and transmission of wide format documents; particularly for architectural, engineering and construction applications. We also market our products for use by manufacturers in the garment, woodworking and graphic arts industries, utilities and government agencies and for applications in newspaper and advertising industries. Although our product markets are highly specialized and although we have not conducted any formal market studies as to the potential demand for wide format document systems, we firmly believe that the world-wide market for wide format document systems is emerging as a result of increasing demand for systems which can more efficiently scan, copy, print, transmit, receive and archive wide format documents. Our products will provide attractive alternatives to traditional methods used to permit multiple consumers in different locations to view wide format documents. We believe our products are more time and cost-efficient than outmoded methods such as overnight couriers delivering copies of a document or microfiche reproduction.

On October 2nd, 1996, Widecom formed a research and development consortium known as 3294340 Canada Inc., operating as Technologies NovImage ("NovImage"), with an economic development agency of the Province of Quebec. Our primary research and development activities are now conducted through NovImage, which activities are expected to qualify for partial funding from governmental agencies.

PRODUCTS

Widecom SLC936-C Color Scanner

The SLC936-C is a wide format scanner capable of scanning documents up to 36" wide. Our new 24 bit scanners are available in color and monochrome models and offer SCSI interfacing with personal computers to enable the user to scan images into the personal computer for display, editing and archiving. First generation scanners were able to process monochromatic images only. The second-generation SLC436-C, introduced in May 1996, represented our first low-cost wide format color scanner capable of scanning 36" by 48" documents at a resolution of 400 dpi in under thirty seconds for monochrome images, and under eight minutes for full color images.

The new SLC936-C and SLC936+ monochrome scanner were introduced in late 1998 and possess interpolated resolution capabilities of up to 900 dpi. These products offer high speed, high quality scanning capacity to GIS, EDMS, Reprographic and graphic arts applications with high fidelity to complex originals. The SLC936 Series offer a four times faster throughput speed than the previous SLC436 and SLC836 models.

Our scanners incorporate our "single line contact" technology to capture the image of a wide format document. The contact scanner consists of a 36" fiber optic array, 8mm "image sensor chips" aligned to create a 36" length light sensor, a 36" light emitting diode ("LED") array and software designed to enhance the scanned image by removing deteriorations from the document being reproduced and interface the scanner with a personal computer. The fiber optic array acts as a lens and focuses the image on the image sensor chips which read the image. Because our image sensor chips contain pixels larger than those of chips used in other scanners manufactured by other companies, our contact scanners require less light exposure and, therefore, operate faster than other scanners.

The software incorporated in the SLC936-C improves scanned images by removing background discoloration and enhancing faded images. This capability improves the image quality of documents which are stained or which have faded over time. Various enabling software packages permits our SLC936-C scanner to interface with a personal computer, as well as permit the user to perform a variety of scanning, editing, viewing and transmission functions.

Traditional document scanners employ camera based lenses that are only capable of scanning documents up to 12" wide. Traditional wide format scanners employ multiple camera lenses to capture portions of a document's image and integrate the images to reproduce a wide format document. The reproduced document can be distorted by camera based scanners, particularly at the edges, and misaligned at the center as a result of the use of multiple lenses, thereby limiting the reliability and usefulness of the reproduced document. We believe that our single line contact scanner technology and software enable our products to scan and reproduce such documents with vastly improved clarity and accuracy.

SLC1036

We have adopted a vertical orientation in our products to facilitate a greater spectrum of end user preferences and increase our market share. During the last fiscal year, we introduced the 1036; a more advanced model of our single line contact color scanner that is marketed along side our 936 machine. Capable of direct Scan-to-File and Scan-to-Print functions, the 1036 has throughput of over 4 inches per second at 400 dpi resolution. At the monochrome setting, our 1036 is capable of scanning a 36" x 48" monochrome image in less than 12 seconds. The 1036 is twice as fast on scans and output and is available for a 30% premium in price over our 936 models and at less than half of the price of the next fastest competitor's scanner. The 1036 model offers an interpolated resolution up to 1000 dpi.

SLC972

We also announced ongoing development of our super wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to six feet wide (72 inches)with thicknesses ranging up to 1/2". We anticipate a significant performance and overall document capacity advantage over similarly priced competitor models. We are now able to address all of the tiers in the large format market including automotive, aircraft and marine design applications. The 972 has scanning resolutions of up to 900 dpi and is capable of direct interfacing with assorted application specific software and functions well with most thermal ink-jet printers/plotters. We expect to begin formal delivery of the 972 model as early as this fall, and no later than the end of this fiscal year.

Widecom Plotter/Printer (WC 936P)

We introduced the WC436P, a plain paper plotter late in fiscal 1998 that was designed to print an image at a speed of 2 inches per second. This was replaced in January 1999 with the WC936P, which offered a SCSI computer interface. The WC 936P incorporates our new print heads that enable the plotter to print in increments of 400 dpi. This plotter is designed to incorporate a thermal transfer ribbon coated with a wax-like printing substance which, when heated by energy passing through the pixels on the print head, melts onto the paper to reproduce the document's image. The plotter, without the thermal transfer ribbon, would function as a traditional thermal plotter.

The WC 936P is a wide format plotter capable of printing a document up to 36" wide x 325' in length. Widecom's Plotter/Printer interfaces with a personal computer to enable the user to print images directly from the personal computer. The Plotter/Printer prints wide format documents on various media including mylar, matte film and bond paper.

WIDECOM Modular Digital Multi-Functional Unit (WC 936 C/P)

The Widecom WC 936 C/P consists of a scanner module and a plotter/printer module which are integrated into one unit. Together, these modules perform scanning, printing and copying functions. The user of a Widecom scanner or a Widecom Plotter/Printer can upgrade either machine to the unit by purchasing and connecting the other module.

The unit features high speed, high quality printing, copying and scanning at over two inches per second and with resolution at 400 dots per inch. Indirect thermal printing using thermal transfer ribbons saves time and money with increased uptime and productivity.

This new unit facilitates practical entry into the digital copier environment for users with lower volume requirements and is extremely compact in comparison to similar functioning products from other manufacturers. This Widecom Copier/Printer incorporates original and copy catch trays into its stand-alone set up and uses a single media roll. This product has Windows and AutoCad compatible applications enabling digital scanning and storage of color and monochrome images and production of multiple copies, collated sets and image size control including reduction and enlargement capabilities.

WIDECOM OEM Components

We manufacture our own scan and print heads that possess our proprietary Contact-Sensor-Array technology and we are now making them available to Original Equipment Manufacturers for use in their products. A 12" OEM scan head was custom-developed by us for a specific departmental scanner manufacturer to facilitate automated form processing. We expect to secure additional OEM agreements for other product subassemblies created from all or most of our core-level technologies.

Software and Accessories

We sell several software drivers for our products that may include third party software libraries. We also sell accessories for use in connection with our complete product line, including various types of paper and film for the plotter/printers and the copiers. Sales of accessories have not been material to date and are not expected to be material in the near future.

At our annual shareholders meeting on January 27, 1999, our independent and unrelated shareholders approved the acquisition of Diprin, Inc., an Ontario corporation wholly owned by Widecom's President and Chief Executive Officer, Mr. Raja S. Tuli. Diprin was acquired in exchange for 125,000 shares of Widecom's common stock. Diprin had been actively researching and developing portable photo-printer technology for which a patent application is currently pending. We believe that the cost of this technology is extremely low in comparison to the potential revenues to be derived from potential sales of the portable photo-printer and additional potential revenue from consumables that will be marketed along with the product.

MARKETING AND SALES

Our primary marketing strategy is to sell our products in targeted commercial markets in which wide format document systems are believed to have potential for significant applications, principally architectural, engineering and construction firms, for which reproduction, archiving and transmission of wide format documents are essential. We also market our products for use by manufacturers in the garment industry, utilities and government agencies and applications in the newspapers and advertising industries. We believe that our products are used by consumers in these markets for a variety of applications, including the transmission of construction plans, architectural drawings, newspaper and advertising layouts and clothing patterns.

We have established strategic marketing relationships by engaging independent distributors and dealers to market our products in various regions throughout the United States and in foreign markets. As of March 31, 1999, we had arrangements with approximately 90 distributors, dealers and sales agents (collectively, "distributors"), of which roughly 3/4 are pursuant to written agreements. Our distributor agreements are typically for a term of two to three years and grant the distributor the right to market our products within a specified territory during the term of the agreement.

We sell products to distributors at discounts when compared to end user price of the products. These discounts rarely exceed 40 percent (%) of list price and rarely approach 25 percent(%). For the years ended March 31, 1997, 1998 and 1999, our five largest distributors accounted for approximately 49.9%, 43.1% and 20.3%, respectively, of our overall product sales.

No single distributor represented more than 10% of our sales for our fiscal year ended March 31, 1999. During the years ended March 31, 1997, 1998 and 1999, sales by distributors accounted for approximately 96.4%, 93.9% and 94.7%, respectively, of our product sales. We support our U.S. and international distribution channels through four regional sales managers that are all presently located in the U.S and Canada.

A substantial portion of our sales has been made to foreign markets, primarily to Europe, the Middle East and Asia. The following table sets forth, for the periods indicated, the amount of our sales by geographic region, expressed as a dollar amount and as a percentage of product sales for such periods:

REGIONAL SALES BREAKDOWN

                                               YEAR ENDED MARCH 31,
                       -------------------------------------------------------------------
                              1997                     1998                     1999
                       -----------------        -----------------        -----------------
REGION                 AMOUNT         %         AMOUNT         %         AMOUNT         %
------                 ------        ---        ------        ---        ------        ---

United States        $  467,766       28      $1,246,270       43      $1,338,704       52
Middle East             346,595       21         312,042       11         200,711        8
Asia                    266,345       16         322,685       11         583,077       23
Europe                  475,551       28         686,478       24         241,708        9
Canada                  122,676        7         322,968       11         211,735        8
                     ----------      ---      ----------      ---      ----------      ---
Total                $1,678,933      100%     $2,890,443      100%     $2,575,935      100%
                     ==========      ===      ==========      ===      ==========      ===

WARRANTY, SERVICE AND MAINTENANCE

We offer a 90-day limited warranty, which can be extended for a term of up to one-year, covering the workmanship and parts. During the term of the warranty of products sold directly by Widecom, we will repair our products and if necessary, replace parts that become defective due to normal use. During the term of the warranty of products sold by distributors, we will replace parts that become defective due to normal use and the distributor is responsible for servicing the product.

We provide a warranty to distributors for a period expiring on the earlier of twelve months following the distributor's purchase of the product and three months following the distributor's sale of the product. We train our in-house service engineers and certain distributors to enable them to service and maintain our products.

We also operate a toll-free telephone line during normal business hours to respond to distributors and user inquiries about the operation, service and maintenance of our products. We operate and monitor an "E-mail box" which distributors and users can access to receive such assistance.

MANUFACTURING

We subcontract certain manufacturing operations, such as the production of our proprietary printed circuit boards or machine enclosures, to outside suppliers. Off-the-shelf items, such as integrated circuits, modems, rollers, gears and LCD displays, are acquired directly from vendors. We believe that alternative sources of supply for all of our components and custom parts are readily available on commercially reasonable terms. We do not maintain supply agreements with any of our suppliers or subcontractors and purchase components and custom parts pursuant to purchase orders in the ordinary course of business. Most of the components are acquired in the United States and shipped to our manufacturing facility in a free trade zone in India. Quality control and adjustments are also conducted at our Indian facility.

While we assemble our products in-house, we will need to increase our manufacturing capabilities in the event of any increased product demand. There can be no assurance that we will succeed on commercially reasonable terms, in a timely manner, or at all.

COMPETITION

The markets for document systems are characterized by intense competition. We believe our products compete on the basis of resolution, quality, speed, price and the quality of our distribution channels.

We compete with numerous well-established foreign and domestic companies that market or are developing wide format document systems. Our competitors include Contex Corporation, Vidar Systems Inc., Oce and Anatech Corporation in the market for wide format scanners; Calcomp Corporation, Hewlett Packard Company, Oce and Mutoh Corporation in the market for wide format plotters and Xerox, Katsuragawa Company and Oce in the wide format printer and copier market.

We also suspect that other companies that manufacture and sell standard copiers, scanners and plotters could develop, without significant delay, wide format document systems directly competitive with our products. Many of these companies possess substantially greater financial, technical, marketing and personnel resources than Widecom. In addition, these companies also have established reputations for success in the development and marketing of facsimile machines, plotters, scanners and copiers and have sufficient budgets to permit them to implement extensive advertising and promotional campaigns to respond to competitors and enter new markets.

In addition, the markets for our products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or shortened product lifecycles. As a result, our ability to compete may be dependent upon our ability to continually enhance and improve our products, to complete development of and introduce into the marketplace in a timely manner our proposed products and to successfully develop and market new products. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that could render our products obsolete or less marketable or that we will be able to successfully enhance our existing products or develop new products to continue to compete.

RESEARCH AND DEVELOPMENT

In October 1996, Widecom formed a research and development consortium named Technologies NovImage with Innovatech, an economic development agency of the Province of Quebec. We are now conducting all of our research and development activities at that facility (see "Certain Transactions), which activities are expected to continue to qualify for partial funding from governmental agencies. The research and development activities conducted by NovImage on our behalf are primarily focused on plotter, scanner and copier technologies.

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

NovImage has completed development of a color-scan chip intended to be incorporated into a future model scanner to provide color scanning capabilities at speeds of under 30 seconds compared to approximately eight minutes with earlier generation scanners. This new chip is designed to combine four image sensor chips to read the primary colors (magenta, cyan and yellow) and black. As a result, the 1036 scanner is expected to be able to function both as a color scanner and as a monochrome scanner.

INTELLECTUAL PROPERTY

Widecom relies upon proprietary know-how and employs various methods to protect the ideas, concepts and documentation of our proprietary technology, which methods includes, but is not limited to, nondisclosure agreements with its employees and distributors. However, such methods may not afford complete protection and there can be no assurance that our competitors or customers will not be able to independently develop such know-how or otherwise obtain access to our know-how, ideas, concepts and documentation. We presently hold one patent and have filed several other patent applications relating to certain aspects of our technology.

There can be no assurance, however, that any further patents will be issued to us or, if issued, that such patents would afford us any competitive advantage. In any event, there can be no assurance that future patents, if any, could not be circumvented or otherwise invalidated.

In addition, certain aspects of the technologies embodied in our products are generally available to other manufacturers. We are not presently aware of any infringement on the proprietary rights of others in any of our products, however, we have not conducted any formal investigation as to any possible infringement(s). There can be no assurance that third parties will not assert infringement claims against us in connection with our products, nor that any assertion of infringement will not result in litigation.

We are also unable to speculate as to our chances for success in the event of any infringement-related litigation or our potential ability to license any infringed patents of third parties on commercially reasonable terms, or at all. If our technologies were found to infringe another party's rights, we could be required to modify our products or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, or that we would have the financial or other resources necessary to successfully defend a claim for the violation of proprietary rights.

We have licensed our patents (both pending and approved), trademarks, copyright material and all of our technology relating to its scanner and plotter manufacturing technology and software (collectively, the "Intellectual Property") to NovImage for research and development purposes. NovImage is attempting to develop improvements, modifications, additions or alterations to that Intellectual Property and to develop new products. In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted us an exclusive perpetual worldwide license (with the exception of the Province of Quebec, Canada). This license allows us to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada. We have no other restrictions on our sales and marketing activities in Quebec. Please refer to "Certain Transactions".

We have not yet formally filed for copyright protection of our software and may not pursue such activities in the future. We hold a registered trademark with the United State Patent and Trademark Office.

EMPLOYEES

As of March 31, 1999, our North American operations had 15 full-time employees, including sales staff and administrative personnel. We also employ 162 people at a manufacturing facility in India and work with our wholly owned Indian subsidiary. Neither Widecom nor our subsidiary is a party to any labor agreements and none of our employees are represented by a labor union. At present, we believe our employee relations to be satisfactory.

Item 2.  Description of Properties

In February 1996, we purchased property in the Noida Export Processing Zone near New Delhi, India (the "Free Trade Zone") for approximately $67,500 and are building a manufacturing facility of approximately 24,000 square feet with estimated construction costs of approximately $500,000. Clean-room facilities and other special infrastructure within the building are estimated to cost an additional $200,000 by completion. We expect to complete the project in the next fiscal year.

We lease 3,000 square feet at 72 Devon Road, Unit #18, Brampton, Ontario, Canada, under to a two (2)-year lease entered into in 1998, and 7,000 square feet in the Free Trade Zone, pursuant to a five-year lease entered into in 1994. The current annual rents are $23,358 and $15,200, respectively. Upon completion of construction of Widecom's new manufacturing facility we intend to transfer the majority of our manufacturing operations to the new facility.

In addition, we currently lease a sales office at a monthly rent of $1,000 in Santa Rosa, California and a sales and service facility in Pittsburgh, Pennsylvania, at a monthly rent of $2,300. The current annual rental rates of these facilities are approximately $12,000 and $27,600 respectively and $39,600 in the aggregate.

Although we believe that our present facilities are adequate for our current level of operations, we will likely need to increase our manufacturing capabilities in the event of any increased demand for our products.

Item 3.  Legal Proceedings

In December, 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchases of our securities from the previously noted two individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individual co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

On or about February 27, 1997, plaintiff Brett Whiton commenced an action on behalf of himself and a class against Widecom, Raja S. Tuli and Suneet S. Tuli. The action was settled, along with two substantially similar class actions. In consideration of the settlement, Widecom agreed to issue one replacement warrant for each warrant held by the class members on February 10th, 1997 and sold by the members prior to the close of business on March 5th, 1997. The number of warrants for this arrangement was 94,677 and have been replaced by the issuance of 109,466 shares of common stock pursuant to the amended settlement agreement approved in the spring quarter of fiscal 1999.

Another shareholder's action commenced on or about March 10, 1997, in the Superior Court of the State of California was resolved by an initial transfer of 37,500 shares to the plaintiffs, which was ratified by our board of directors in November, 1997. A final issuance of 18,748 additional shares occurred in May, 1999.

In April, 1998, we resolved an assessment proceeding with a former law firm with respect to disputed bills relating to services rendered prior to our initial public offering in December 1995. In July, 1998, we also resolved a lawsuit with a former accounting firm with respect to disputed invoices relating to services rendered prior to our initial public offering in December 1995.

In March, 1999, we resolved an outstanding account with an additional former law firm with respect to disputed bills relating to services rendered in furtherance of litigation proceedings arising out of our initial public offering.

Widecom has been served with legal papers claiming breach of contract under two specific joint venture and development agreements to use and distribute various iterations of software components, which the claimant alleges is its sole property. The action claims damages for breach of contract and copyright and trademark infringement. The claim seeks a total of $15.85M in damages and is currently pending in the Superior Court of Justice of the Province of Ontario. We believe we have meritorious defenses to these allegations and that settlement options also remain viable. The action is presently scheduled for mediation in the fall of 1999.

We are also involved in a number of small litigation matters relating to disagreements with certain of our suppliers, which are currently pending and being handled by our in-house counsel. These matters are neither significant nor material.

Item 4.  Submission of Matters to a Vote of Security Holders

On January 27, 1999, an annual shareholders meeting was held wherein, via proxy vote or otherwise, a majority of our shareholders approved four specific resolutions detailed as follows:

1)    Approval of a one for four 1:4 reverse split of our common stock;
2) Approval of the acquisition of Diprin Inc., an Ontario Corporation wholly owned by one of our principals (with abstention of all related Board members and all related parties);
3) Approval of the re-election of Raja S. Tuli, Suneet S. Tuli, Lt. Col. K.C. Sharma, Dr. Ajit Singh, and Bruce D. Vallillee to our Board of Directors;
4) Approval of a proposal to conduct a private placement to raise capital funds.

Matter                       Votes         Votes           Votes             Votes
Voted Upon                  For (1)     Against (1)     Withheld (1)     Abstained (1)
----------                  -------     -----------     ------------     -------------

Reverse Stock Split        6,582,826      228,392               --           14,574

Acquisition Of Diprin      1,599,075      192,492        1,806,093        1,911,890

Election of Directors:
Raja S. Tuli               6,582,826           --          140,601               --
Suneet S. Tuli             6,584,826           --          138,601               --
K.C. Sharma                6,584,826           --          138,601               --
Ajit Singh                 6,582,826           --          140,601               --
B. Vallillee               6,584,826           --          140,601               --

Private Placement          3,547,327      146,556        1,806,093            9,574


<F1>  All above tabulations do not include the reverse stock split.

No other matters were submitted to a vote of our security holders during our fiscal year ended March 31, 1999.

                                   PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Widecom's common stock is quoted on the Nasdaq SmallCap Market and Boston Stock Exchange under the symbols "WIDE" and "WDE", respectively. Widecom's warrants are traded on OTCBB and Boston Stock Exchange as "WIDWF" and "WDEW", respectively. The table below represents the quarterly high and low closing prices for our common stock and warrants as reported through March 31, 1999 and June 29, 1999. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. We have not paid any cash dividends since inception, and intend to retain earnings, if any, in the foreseeable future for use in our continued expansion. The approximate number of registered holders of record of our common stock and warrants at March 31, 1999 was 65 and 14. Our advisers firmly believe that the actual number of beneficial holders of our common stock and warrants is in excess of 500.

                                         COMMON STOCK                WARRANTS
                                       ----------------          ---------------
                                       High         Low          High        Low
                                       ----         ---          ----        ---

1995
Fourth Quarter (as of 12-18-95)      $26          $20          $14         $ 6

1996
First Quarter (Jan.1-Mar.31/96)       49 1/2       19 1/2       36          10
Second Quarter (Apr.1-Jun.30/96)      53           30 1/2       36          18
Third Quarter (July 1-Sept.30/96)     45 1/2       32 1/2       28          15 1/2
Fourth Quarter (Oct.1-Dec.31/96)      40           26           25          13 1/2

1997
First Quarter (Jan.1-Mar.31/97)       45 1/2       13           28           1
Second Quarter (Apr.1-Jun.30/97)      18 1/2        7            7           2 1/2
Third Quarter (Jul.1-Sept.30/97)      15 1/2        7            4           1 3/4
Fourth Quarter(Oct.1-Dec.31/97)       10            3 1/2        3 3/4       1 1/2

1998
First Quarter (Jan.1-Mar.31/98)        7            2 1/2        1 1/2         1/2
Second Quarter (Apr.1-June 30/98)      4 1/2        2 1/2          1/2         1/2
Third Quarter (July 1-Sept.30/98)      2              1/2        *           *
Fourth Quarter (Oct.1-Dec.31/98)       1 7/8          15/16      *           *

1999  (1:4 Reverse Split-January 29/99)
First Quarter (Jan.1-Mar.31/99)        2 3/4        1 1/4        *           *
Second Quarter (Apr.1-June 30/99)     10 1/2        1 1/4        2             1/8

(* = Not Traded during the given quarter)

During fiscal 1999, Widecom's shareholders approved the engagement of Robb Peck McCooey Clearing Corporation, Cantella & Associates and Quantum Resources, Inc., three related financial services companies, to conduct a private offering of our securities to raise funds for investment in Widecom. The securities offered consisted of units, through which each investor subscribed for 10,000 shares of our common stock. Ten units were sold during fiscal 1999 and the closing for an additional 0.5 units occurred after the fiscal year end. In total, 95,000 shares of common stock were issued through the offering during fiscal 1999 and an additional 5,000 shares of common stock were issued in the first quarter of fiscal 2000. All placement agents are entitled to warrants for the purchase of 50,000 shares of our common stock at an exercise price of $1.20.

SELECTED FINANCIAL DATA

STATEMENT OF EARNINGS DATA:


                                           YEAR ENDED MARCH 31,
                                    ----------------------------------
                                    1997           1998           1999
                                    ----           ----           ----

Total Revenue                    $1,820,713      3,053,804      3,075,609
Product Sales                     1,678,933      2,890,443      2,575,935
R & D grants                             --         24,567        479,821
Total Expenses                    5,673,672      5,487,826      4,708,600
Net Earnings/(Loss)              (4,550,930)    (3,335,865)    (2,244,351)
Net Earnings (loss) per share         (3.96)         (2.36)         (1.28)
Weighted average shares
outstanding                       1,133,396      1,416,047      1,749,386


BALANCE SHEET DATA:

                                               MARCH 31,
                                --------------------------------------
                                1997             1998             1999
                                ----             ----             ----

Working Capital             $ 1,818,883      $ 1,429,046          229,470
Total Assets                  6,925,187        5,651,190        4,278,216
Total Liabilities             1,681,884        1,414,246        1,970,893
Retained earnings(deficit)   (5,312,118)      (8,647,983)     (10,892,334)
Shareholders' equity          5,243,303        4,236,944        2,307,323

Item 6.  Management's Discussion and Analysis or Plan of Operation

OVERVIEW

Since our inception, we have generated limited revenues from operations and have not yet achieved significant profitability. Our revenues are primarily derived from product sales that are recognized for accounting purposes when products are shipped.

Commercialization of our WC series copier systems late in fiscal 1998 had only a small material impact on our revenues for the fiscal year 1999. During the year, sales of printers and scanners were $618,224(24%) and $1,957,711(76%) respectively.

Widecom's Selling, General and Administration infrastructure was set up to service our full product line of monochrome and color scanners, monochrome and color printers and monochrome and color copiers. Neither our color printer nor color copier has yet been commercialized and the latest monochrome printers and copiers had only a small material impact on revenues. Although we anticipate a return to profitability upon the introduction of our full extended product line, there is no assurance that we will be able to successfully develop and commercialize these products.

We are aware of the potential year 2000 or "Y2K" problem. We have reviewed our computer software and hardware, which are critical to our operations and preparation of our financial statements, and have made plans for action, as required, prior to the year 2000, to avoid significant errors in our accounting records and any adverse effects on business operations.

GOVERNMENT SPONSORED PROGRAMS

During 1997, a change in Canadian Tax legislation substantially reduced the amount of subsidy available on Research and Development performed by publicly traded companies. Subsidies of this nature have represented a substantial portion of our revenue in the past. As noted in Part I, our research and development is conducted by Technologies NovImage whose nature entitles us to receive grants in excess of 40% of qualified research expenditures. Products derived from the research are then licensed back to us at a nominal royalty of 0.5% of sales of those products. The formation of NovImage allows us to obtain a substantial increase in the amount of research that can be performed.

IMPACT OF CURRENCY EXCHANGE RATES

We conduct a substantial portion of our business in foreign currency, primarily the Canadian dollar and, to a lesser extent, the Indian rupee. To date, fluctuation in foreign currency exchange rates have not had a significant impact on our results of operations. Fluctuations in the exchange rates between the United States dollar and the Canadian dollar or Indian rupee, however, could have an adverse effect on our operating results in the future. We may seek to limit our exposure to the risk of currency fluctuations by engaging in foreign currency transactions that could, however, expose us to substantial risk of loss. We have limited experience in managing international transactions and have not yet formulated a strategy to protect us against currency fluctuations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant impact on our future operating results.

RESULTS OF OPERATIONS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Widecom desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable us to do so. Forward-looking statements included in this Report on Form 10-KSB involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with our recent losses, our ability to develop and market our product line, the establishment of commercial acceptance of our products, need for additional capital, effects of competition and technological changes and dependence upon key personnel.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

Revenues for the year ended March 31, 1999 were $3,075,609, an increase of $21,805 or 0.7%, as compared to $3,053,804 for the year ended March 31, 1998. This increase was attributable to additional research and development grants of $455,254, which were partially offset by a decrease in interest income of $118,941.

Operating expenses for the year ended March 31, 1999 were $4,708,600, a decrease of $779,226, or 14.2%, as compared to $5,487,862 for the year ended March 31, 1998. Operating expenses also decreased as a percentage of revenues from 179.7% for the year ended March 31, 1998 to 153.1% for the year ended March 31, 1999. The decrease in operating expenses, both in absolute dollars and as a percentage of revenues, is primarily attributable to decreases in selling, general and administrative ("SG&A") costs.

The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the United States.

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

Operating expenses for the year ended March 31, 1998 were $5,487,826, a decrease of $185,846, or 3.2%, as compared to $5,673,672 for the year ended March 31, 1997. Operating expenses also decreased as a percentage of revenues from 311.6% for the year ended March 31, 1997 to 179.7% for the year ended March 31, 1998. The decrease in operating expenses, both in absolute dollars and as a percentage of revenues, is primarily attributable to decreases in research and development expenditures and selling, general and administrative ("SG&A") costs.

The decrease in research and development expenses was due to the formation of the research and development consortium with the province of Quebec. The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we completed the establishment of our distribution channel in the USA.

The costs of $309,375, incurred in connection with the settlement of a Shareholders' lawsuit were costs that continued from the previous year related to the settlement of suits arising from our warrant redemption in February 1997. The increase in the equity loss in the joint venture is offset by the decrease in research and development costs of $515,397.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the acquisition of inventories and to meet operating expenses incurred in connection with the commercialization of our products. Until our initial public offering, we had satisfied our working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At March 31, 1999, we had working capital of $229,470, as compared to $1,429,046 at March 31, 1998.

Our cash requirements in connection with manufacturing and marketing will continue to be significant. We do not have any material commitments for capital expenditures. We believe, based on our currently proposed plans and assumptions relating to its operations, projected cash flow from operations will be sufficient to satisfy our contemplated cash requirements for the foreseeable future. In the event that our plans or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), we could be required to seek additional financing sooner than currently anticipated. There can be no assurance that this additional financing will be available to us when needed on commercially reasonable terms, or at all.

Item 7.  Financial Statements

The following financial statements of The WideCom Group Inc. are included:

      Report of Independent Chartered Accountants;
      Consolidated Balance Sheets as of March 31, 1999, and 1998;
      Consolidated Statements of Operations for the years ended March 31,
       1999, 1998 and 1997;
      Consolidated Statements of Shareholders' Equity for the years ended
       March 31, 1999, 1998 and 1997;
      Consolidated Statements of Cash Flows for the years ended March 31,
       1999, 1998 and 1997;
      Summary of Significant Accounting Policies; and
      Notes to Consolidated Financial Statements.

Item 8. Change in Accountants

On June 15, 1999, our Board of Directors determined that it would be in our best interests to cease our relationship with our independent accountant and auditors, BDO Dunwoody, LLP, which acted as our independent accountant and auditors with respect to the our financial statements for the previous two fiscal years ended March 31, 1998.

The replacement of BDO Dunwoody, LLP was recommended and approved by our Board of Directors and is not the result of any disagreement with BDO Dunwoody, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

During the last two fiscal years no report issued by BDO Dunwoody, LLP contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the last two fiscal years and subsequent periods, there were no disagreements with BDO Dunwoody, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure nor any dispute between us and BDO Dunwoody, LLP with respect to Widecom's status as a "going concern."

Effective June 15, 1999, our Board of Directors determined that it would be in our best interests to retain the services of Schwartz, Lewitsky, Feldman, LLP to replace BDO Dunwoody, LLP as our independent accountant and auditors. The firm will be auditing our financial statements to be included our Form 10-KSB for our fiscal year ended March 31, 1999 due to be filed with the Securities and Exchange Commission on or about July 14, 1999.

We intend to have Schwartz, Lewitsky, Feldman, LLP continue to serve as our accountant and auditors for the fiscal year ending March 31, 2000.

During the last two fiscal years and subsequent periods, Widecom did not consult with Schwartz, Lewitsky, Feldman, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure or accounting principles applicable to any specific transaction.

                                  Part III

Item 9.  Directors and Executive Officers of Widecom;
         Compliance with Section 16(a) of the Exchange Act

Our directors and executive officers are as follows:

NAME                       AGE     POSITION
----                       ---     --------

Raja S. Tuli               33      President, Chief Executive Officer and
                                   Director

Willem J. Botha            63      Chief Financial Officer and Treasurer

Suneet S. Tuli             31      Executive Vice President, Secretary and
                                   Director

Lt. Colonel K.C. Sharma    58      Director

Dr. Ajit Singh             58      Director

Bruce D. Vallillee         78      Director

Our founder, Raja S. Tuli, has been President, Chief Executive Officer and a director since Widecom's inception. From June 1990 to August 1993, Mr. Tuli was also our Treasurer. From 1987 to 1990 Mr. Tuli was President of CaCE Ltd. a family-owned architectural/construction business. Mr. Tuli received a bachelor of Science degree in Computer Engineering in 1988 from the University of Alberta. Mr. Tuli is a resident Canadian national. Mr. Tuli is the brother of Suneet S. Tuli.

Willem J. Botha has been our Chief Financial Officer and Treasurer since September 1993. From 1989 to September 1993, Mr. Botha was an independent accounting consultant. From 1985 to 1989, Mr. Botha was employed by Motorola Information Systems, a manufacturer of data communications equipment, as its Director of Accounting Services. From 1982 to 1985, Mr. Botha was an independent financial consultant. Mr. Botha was the Secretary and Treasurer and a Director of Alcon Canada Inc., a pharmaceutical company, from 1980 to 1982. From 1976 to 1980, Mr. Botha was the Controller and Chief Financial Officer for Bell & Howell Limited, a manufacturer of electronic photographic products, and from 1969 to 1976 Mr. Botha was the Controller for Wyeth Ltd., a pharmaceutical company. Mr. Botha received a Certificate in Theory of Accounting from the University of South Africa, is a Chartered Accountant and a resident Canadian national.

Suneet S. Tuli has been Executive Vice President of Sales and
Marketing, Secretary since September 1993, one of our director's since October 1992 and was our Marketing manager from June 1990 to August 1993. Mr. Tuli received a Bachelor of Science degree in Civil Engineering from the University of Toronto in April 1990 and is a resident Canadian national. Mr. Tuli is the brother of Raja S. Tuli.

Lieutenant Colonel Kailash Chander Sharma is one of our independent directors. Lieutenant Colonel Sharma is a well-respected citizen of India and possesses a Masters Degree in Political Science from Delhi University. Lt.Col. Sharma has a lengthy military background occupying several senior posts with significant levels of responsibility including strategic planning and public relations. Lt. Col. Sharma is proficient in government organizational and regulatory matters and runs his own consulting company.

Dr. Ajit Singh has been a director of Widecom since October 1992.
Dr. Singh is the Senior Fellow at Queens' College, University of Cambridge in England, and its Director of Studies in Economics. Since 1987, Dr. Singh has held the Dr. William M. Scholl Visiting Chair in the Department of Economics at the University of Notre Dame in the United States. Dr. Singh has been a senior economic advisor to the governments of Mexico and Tanzania, and is the author of Takeovers, Their Relevance to the Stock market and the Theory of the Firm. Dr. Singh is the uncle of Raja and Suneet S. Tuli.

Bruce D. Vallillee has been a director of Widecom since September
1995. Since April 1994, Mr. Vallillee has been President of Vallillee Wide Format Products, Ltd., a company engaged in wide format document management and equipment sales. From 1987 to 1994, Mr. Vallillee was the President of Vallillee Electronics, Ltd., a company engaged in the distribution of electronic products. From 1976 to 1987, Mr. Vallillee was Vice President - Sales and Marketing for ITT / Canon Canada, the Canadian joint venture of ITT Corporation and Canon Electronics Corp. Mr. Vallillee is a resident Canadian national.

Under Ontario law, a majority of our directors must be resident Canadians. A resident Canadian is defined, generally, to be an individual who is (i) a Canadian citizen ordinarily resident in Canada, (ii) a Canadian citizen not ordinarily resident in Canada who is a member of a prescribed class of persons, or (iii) a permanent resident within the meaning of the Immigration Act (Canada), and ordinarily resident in Canada. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. There is only one currently standing committee of the Board of Directors, that being the Audit Committee chaired by our chief financial officer. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

None of our directors received any compensation for services as a director during our fiscal year ended March 31, 1999. Directors who are Widecom employees receive no compensation for serving on the Board of Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem of $1,000.

Item 10.  Executive Compensation

The following table sets forth the compensation we have paid or accrued for the benefit of those persons earning over $80,000.00 USD and serving as one of our corporate officers for the year ended March 31, 1999:

                       1999 SUMMARY COMPENSATION TABLE

                                Annual Compensation
                          --------------------------------
                              Salary          Other Annual
Name                      And Commissions     Compensation       Total
----                      ---------------     ------------       -----

Raja S. Tuli                  $ 5,849             9,310(1)      $99,289(2)
(President & C.E.O.)

Suneet S. Tuli                $34,551             7,980(1)      $94,971(3)
Secretary, V.P.-
Sales & Marketing)

<F1>  Such amounts were paid as consulting fees by Widecom to a consulting company owned by the respective officers of the company for the year ended March 31, 1999.
<F2>  Mr. Raja S. Tuli received shares of Widecom common stock in lieu of cash compensation valued at $84,130.
<F3>  Mr. Suneet S. Tuli received shares of Widecom common stock in lieu of cash compensation valued at $52,440.

During the fiscal year ended March 31, 1997, we amended our Employee Stock Option Plan that allows issuance of options to purchase up to 125,000 shares of Widecom's stock.

The Plan is designed to attract, retain and motivate persons to provide us with services and to increase the alignment of their interests with those of our Stockholders.

The Plan allows the Board, at its discretion, to grant options to purchase shares of our Common Stock at the fair market value of such shares on the date the option was granted. Options may be granted to any "Eligible Person," including any of our directors, officers, employees or those of an affiliate, or any of our consultants or insiders (as defined in the Plan)of any of our affiliates. The Board also has the authority under the Plan to determine the number of shares subject to each option, the expiration date of each option and the extent to which each option is exercisable from time to time during its term.

The options will expire ten years after the date they are granted, or at such other date as may be provided for in the Plan. Individual option agreements may allow an optionee who retires or terminates service with the consent of the Board of Directors to exercise his or her option within six months of such retirement or termination. If the optionee is terminated for cause, the optionee may not exercise the option following such termination. The present exercise price of those options is $8.50 USD.

An aggregate of 125,000 shares of Common stock (subject to adjustment as provided in the Plan) were available under the Plan and such shares subject to options which terminate unexercised will be available for future option grants. At present, all of the employee stock options available under the plan are fully allocated.

Item 11.  Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 1999, information as to (i) the Common Stock beneficially owned by all directors, nominees and named executive officers and (ii) the Common Stock beneficially owned by any person who is known by us to be the beneficial owner of more than five percent of our Common Stock.

                                                            Amount and
                                         Nature of         Percentage of
Name and Address                         Beneficial        Outstanding
of Beneficial Owner (1)                 Ownership (2)      Shares Owned
-----------------------                 -------------      -------------

Raja S. Tuli                            499,627(3)            24.16%
Lakhbir S. Tuli                         256,565               12.40
Suneet S. Tuli                          201,399(4)             9.74
Dr. Ajit Singh                               --                  --
Bruce Vallillee                              --                  --
Willem J. Botha                              --                  --

All executive officers and
directors as a group (six persons)      957,591(2)(3)(4)      46.30%

<F1>  Unless otherwise indicated, the business address of each beneficial owner is 72 Devon Road, Unit #18, Brampton, Ontario, Canada, L6T 5B4.
<F2>  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.
<F3>  Includes (i) 50,000 Common Shares issuable upon exercise of currently exercisable options at a price of $8.50 per share and 12,500 shares issuable upon exercise of currently exercisable warrant at a price of $8.50 per share, and (ii) 8,125 shares owned by Diversified Investors Capital Services of North America, Inc., a New York corporation, 16,875 shares owned by Pyrotech Limited, a Cayman Islands corporation, and 1,223 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a stock exchange agreement.
<F4>  Includes 12,500 Common Shares issuable upon exercise of currently exercisable options at a price of $8.50 per share and 12,500 Common Shares issuable upon exercise of currently exercisable warrant at a price of $8.50 per share.

Item 12.  Certain Relationships and Related Transactions

In November 1995, we entered into an indemnification agreement with Raja Tuli, Suneet Tuli, Lakhbir Tuli and the Whale Securities Co., L.P., the underwriter of our initial public offering ("Whale") pursuant to litigation commenced by Mr. Sam Debs. In February 1996, we settled the Debs litigation for $185,000. In connection therewith Raja Tuli, Suneet Tuli and Lakhbir Tuli each contributed 1,842, 940 and 1,240 shares, respectively, to Widecom to be held as treasury stock.

As of January 30, 1997, we announced that we had finalized a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech"). Each of Widecom and Innovatech purchased 450 shares of the Class A Common Stock of NovImage Inc., a Quebec corporation ("NovImage") for a purchase price of approximately US $1,875,000 each. The consideration we paid for the stock of NovImage was in cash and was derived from our working capital. In addition, two other corporations, 3294412 Canada Inc., a Quebec corporation and 3294421 Canada Inc., a Quebec corporation, both of which corporations are wholly-owned by Raja S.Tuli, our President and Chief Executive Officer, each acquired 50 shares of the Class A Common Stock of NovImage in exchange for the transfer to NovImage of certain patents, patent applications and other technology and intellectual property rights of those companies.

In connection with the transaction, we licensed all of our patents, software and technology relating to our scanner and plotter manufacturing to NovImage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products.

In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted us an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner,plotter and software, and any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada.

In connection with the transaction, we also entered into a Stock Exchange Agreement with Innovatech pursuant to which Innovatech would be permitted, under certain circumstances, to exchange its shares of NovImage for up to 63,250 shares of Widecom's common stock for which Innovatech would have demand registration rights. This amount represents less than 5% of our outstanding shares and is accordingly omitted from the table of beneficial ownership.

Although we believe that the foregoing transactions were on terms no less favorable than would have been available from unaffiliated third parties in arm's length transaction, there can be no assurance that this is the case. All future transaction and loans between Widecom and its officers, directors and 5% shareholders will be on terms no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent and disinterested members of the Board of Directors. There can be no assurance, however, that future transactions or arrangements between us and our affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in our favor.

During fiscal 1999, Raja S. Tuli Consulting loaned us a total of $25,333 in order to relieve cash flow pressure for three specific payroll periods. We have repaid that indebtedness by way of board of directors approval of a transfer of 11,893 of our common shares.

During fiscal 1999, we decided, in consultation with counsel and investment market entities, to add additional technology assets to our portfolio. Specifically, we felt that we would benefit from exposure to a wider spectrum of available computer peripherals outside the wide format niche. Our management decided that it would be in our best interest to acquire a small format photo printer technology developed by a corporation owned by Raja S. Tuli. Management agreed in principle to the acquisition on September 11, 1998 which was subsequently approved by a vote of the independent shareholders.

Item 13.  Financial Statement Schedules, Reports on Form 8-K, Exhibits

(a)   Exhibits

      See Exhibit Index

(b)   Reports on Form 8-K During Fiscal 1999

      Form 8-K, dated June 21, 1999, was filed with the Securities and Exchange Commission in connection with the replacement of our independent auditors.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Widecom has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 13, 1999                   THE WIDECOM GROUP INC.


                                       By: /s/ RAJA S. TULI
                                       ---------------------
                                       Raja S. Tuli
                                       Chief Executive Officer and
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated

NAME                                           TITLE                             DATE
----                                           -----                             ----

/s/RAJA S. TULI                   President, Chief Executive Officer,         July 13,1999
Raja S. Tuli                      Director (Principal Executive Officer)


/s/ WILLEM J. BOTHA               Treasurer and Chief Financial Officer       July 13,1999
Willem J. Botha                   Principal Financial and
                                  Accounting Officer

/s/ SUNEET S. TULI                Executive Vice-President,                   July 13,1999
Suneet S.Tuli                     Marketing, Secretary and Director

/s/ BRUCE D. VALLILLEE            Director                                    July 13, 1999
Bruce D. Vallillee

/s/ AJIT SINGH                    Director                                    July 13, 1999
Ajit Singh

/s/ LT. COLONEL K.C. SHARMA       Director                                    July 13, 1999
Lt. Col. K.C. Sharma

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

   4.3           Form of Bridge Note (Exhibit 4.3 to Form F-1 Registration
                 Number 33-78004, filed December 12, 1995)

   4.4           Form of Bridge Warrant (Exhibit 4.4 to Form F-1
                 Registration Number 33-78004, filed December 12, 1995)

   4.5           Form of Warrant Agreement (Exhibit 4.5 to Form F-1
                 Registration Number 33-78004, filed December 12, 1995)

   4.6           Form of Warrant Certificate (Exhibit 4.6 to Form F-1
                 Registration Number 33-78004, filed December 12, 1995)

   4.7           Form of 8% Convertible Debentures purchased by Global
                 Bermuda Limited Partnership, a Bermuda Limited Partership
                 (Exhibit 4.1 to Form F-1 Registration Number 33-78004, filed August 5, 1994)

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

  10.8           Indemnity Agreement between Raja S. Tuli and the Company
                 (Exhibit 10.8 to Form F-1 Registration Number 33-78004, filed November 21, 1994)

  16.1           Letter from BDO Dunwoody, LLP on change in Certifying
                 Accountant(Exhibit 16.1 to Form 8-K, filed June 21, 1999)

  21.1           Subsidiaries of Registrant (Exhibit 22.1 to Form F-1
                 Registration Number 33-78004, filed April 21, 1994)

  27*            Financial Data Schedule


                           THE WIDECOM GROUP INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED MARCH 31, 1998 and 1999
                         (in United States dollars)


                           THE WIDECOM GROUP INC.
                      CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED MARCH 31, 1998 and 1999
                         (in United States dollars)

                              TABLE OF CONTENTS

Auditors' Report
Consolidated Balance Sheets                                             1
Consolidated Statements of Operations                                   2
Consolidated Statements of Shareholders' Equity                         3
Consolidated Statements of Cash Flows                                   4
Summary of Significant Accounting Policies                         5 - 19


Schartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

AUDITORS' REPORT

To the Shareholders of
The WideCom Group Inc.

We have audited the consolidated balance sheet of The WideCom Group Inc. as at March 31, 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the year ended March 31, 1999.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at March 31, 1999 and the results of its operations and the changes in its cash flows for the year ended March 31, 1999 in accordance with generally accepted accounting principles in the United States.

The consolidated balance sheet of The WideCom Group Inc. as at March 31,
1998 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended March 31, 1998 and 1997 were audited by another firm of Chartered Accountants with an unqualified audit report issued thereon.


Toronto, Ontario
July 5, 1999  Chartered Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:   416 785 5353
Fax:   416 785 5663

                                                   The WideCom Group Inc.
                                              Consolidated Balance sheets
                                               (in United States dollars)


March 31                                          1998             1999
--------------------------------------------------------------------------

Assets

Current assets
  Cash and cash equivalents                   $   692,833      $   156,193
  Accounts receivable (Note 1)                    579,060          552,901
  Inventory (Note 2)                            1,301,522        1,175,112
  Prepaid expenses                                 88,947           40,926
  Advances to related parties (Note 3)            180,930          225,418
  Deferred financing costs                              -           49,813
                                              ----------------------------
Total current assets                            2,843,292        2,200,363
Capital assets (Note 4)                         1,749,312        1,453,963
  Purchased research and development
   technology (Note5)                                   -           78,777
Investment in affiliate (Note 6)                1,058,586          545,113
                                              ----------------------------
Total assets                                  $ 5,651,190      $ 4,278,216
                                              ----------------------------

Liabilities and Shareholders' Equity

Current Liabilities
  Bank indebtedness (Note 7)                  $   201,114      $   264,022
  Accounts payable and accrued
   liabilities (Note 8)                         1,013,132        1,299,454
  Loans from related parties (Note 3)                   -           64,939
  Convertible debentures (Note 9)                 200,000          342,478
                                              ----------------------------
Total current liabilities                       1,414,246        1,970,893
                                              ----------------------------

Shareholders' equity (Note 10)
  Common shares
    5,000,000*  shares authorized of no par
                value
    1,477,320*  shares issued and outstanding
                on March 31,1998
    2,068,400*  shares issued and outstanding
                on March 31, 1999              12,982,715       13,577,841
  Contributed surplus                             159,825          159,825
  Deficit                                      (8,647,983)     (10,892,334)
  Accumulated other comprehensive loss
   (Note 11)                                     (257,613)        (538,009)
                                              ----------------------------
                                                4,236,944        2,307,323
                                              ----------------------------
Total liabilities and shareholders' equity    $ 5,651,190      $ 4,278,216
==========================================================================

*  Adjusted for reverse split of Company's stock (1:4) on January 29,1999.

   See accompanying summary of significant accounting policies and notes to these Consolidated Financial Statements

                                                    The WideCom Group Inc.
                                     Consolidated Statements of Operations
                                                (in United States dollars)

For the years ended March 31                         1997          1998            1999
-----------------------------------------------------------------------------------------

Revenue
  Product sales                                  $ 1,678,933    $ 2,890,443    $ 2,575,935
  Research and development grants                          -         24,567        479,821
  Interest income                                    141,780        138,794         19,853
                                                 -----------------------------------------

Total revenue                                      1,820,713      3,053,804      3,075,609
                                                 -----------------------------------------
Expenses
  Cost of product sales                              459,026        809,935        726,909
  Research and development                           614,663         99,266        134,248
  Selling, general and administrative              3,733,016      3,604,538      3,112,056
  Interest and bank charges                           42,399         49,431         51,504
  Management fees and salaries                       321,209        398,804        333,743
  Amortization                                       503,359        489,733        362,108
  Foreign exchange loss (gain)                             -         36,119        (11,968)
                                                 -----------------------------------------
Total expenses                                     5,673,672      5,487,826      4,708,600
                                                 -----------------------------------------
Operating loss                                    (3,852,959)    (2,434,022)    (1,632,991)

Legal settlement costs (Note 15(b))                        -       (309,375)      (158,741)
Equity in loss of affiliate                         (121,971)      (592,468)      (452,619)
Writedown of goodwill                               (576,000)             -              -
                                                 -----------------------------------------
Loss before income taxes                          (4,550,930)    (3,335,865)    (2,244,351)
Provision for (recovery of) income taxes
 (Note 12)
  Deferred                                           (63,106)             -              -
                                                 -----------------------------------------

Net loss for the year                            $(4,487,824)   $(3,335,865)   $(2,244,351)
                                                 =========================================

Loss per common share, basic and
 diluted (Note 10(f))                                  (3.96)         (2.36)         (1.28)
                                                 =========================================
Weighted average number of shares
 outstanding *                                     1,133,396      1,416,047      1,749,386
==========================================================================================

*  Adjusted for reverse split of company's stock (1:4) on January 29,1999.

   See accompanying summary of significant accounting policies and notes to these Consolidated Financial Statements

                                                    The WideCom Group Inc.
                           Consolidated Statements of Shareholders' Equity
                                                (in United States dollars)
                            For the years ended March 31, 1997, 1998, 1999

                                                                         Retained          Other           Total
                                           Common      Contributed       Earning       Comprehensive    Shareholders'
                                           Shares        Surplus        (Deficit)          Loss            Equity
---------------------------------------------------------------------------------------------------------------------

Balance, March 31,1997                    10,598,884      159,825       (5,312,118)       (203,288)       5,243,303
Exercise of warrants (180,981)*            2,170,179            -                -               -        2,170,179
Warrant exercise costs                      (120,470)           -                -               -         (120,470)
Class action settlement (69,625)*            355,158            -                -               -          355,158
Conversion of convertible
 debentures (14,742)*                         50,000            -                -               -           50,000
Share issuance costs                         (71,036)           -                -               -          (71,036)

Net loss for year                                  -            -       (3,335,865)              -       (3,335,865)

Foreign currency
 translation adjustment                            -            -                -         (54,325)         (54,325)
                                         --------------------------------------------------------------------------
Balance, March 31,1998                   $12,982,715     $159,825      $(8,647,983)      $(257,613)     $ 4,236,944
Warrant exercise costs reversal               97,907            -                -               -           97,907
Shares issued for corporate
 indebtedness (294,117)                      200,000            -                -               -          200,000
Shares issued for investment
 in wholly owned subsidiary (125,000)*        93,750            -                -               -           93,750

Class action settlement (59,751)*             83,457            -                -               -           83,457
Conversion of convertible
 debentures  (17,213)*                        50,000            -                -               -           50,000

Conversion of convertible
 debentures    (95,000)                       95,000            -                -               -           95,000

Share issuance costs                         (24,988)           -                -               -          (24,988)
Net loss for year                                  -            -       (2,244,351)              -       (2,244,351)
Foreign currency translation
 adjustment                                        -            -                -        (280,396)        (280,396)
                                         --------------------------------------------------------------------------
Balance, March 31,1999                   $13,577,841     $159,825     $(10,892,334)      $(538,009)     $ 2,307,323
===================================================================================================================

*  Adjusted for reverse slit of Company's Stock (1:4) on January 29,1999.

   See accompanying summary of significant accounting policies and notes to these Consolidated Financial Statements

                                                    The WideCom Group Inc.
                                     Consolidated Statements of Cash Flows
                                                (in United States dollars)

For the years ended March 31                                1997            1998            1999
---------------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
  Loss for the year                                     $(4,487,824)    $(3,335,865)    $(2,244,351)
    Add (deduct) item not requiring a cash outlay
      Amortization                                          503,359         489,733         362,108
      Foreign exchange loss (gain)                                -          36,119         (11,968)
      Deferred income taxes recovery                        (63,106)              -               -
      Shares issued to settle lawsuits                            -         355,158         158,741
      Writedown of goodwill                                 576,000               -               -
      Equity in loss of affiliate                           121,971         592,468         452,619
      Net changes in non-cash
       working capital balances related to operations
      Decrease (increase) in accounts receivable           (333,048)        160,122           7,988
      Decrease in research
       and development grants receivable                          -         687,307               -
      Decrease (increase) in inventory                     (764,646)       (133,663)         49,882
      Increase (decrease) in accounts payable
       and accrued liabilities                              982,544        (308,983)        551,213
      (Decrease) increase in prepaid expenses               (31,453)          8,969         (42,920)
                                                        -------------------------------------------
                                                         (3,496,203)     (1,448,635)       (716,688)
                                                        -------------------------------------------

Investing activities
  Purchase of capital assets                             (1,108,068)       (540,022)       (153,395)
  Advances to related parties                               (32,033)        (67,523)        (55,330)
  Purchases of shares in wholly-owned subsidiary                  -               -         (93,750)
  Purchase of equity in joint venture                    (1,805,836)              -               -
                                                        -------------------------------------------
                                                         (2,945,937)       (607,545)       (302,475)
                                                        -------------------------------------------

Financing activities
  Increase (decrease) in bank indebtedness                  203,456        (121,954)         75,005
  Shares and warrants issued                              1,298,090       1,978,673         200,000
  Loans from related parties                                      -               -          64,939
  Issuance of convertible debentures                              -         250,000         285,000
                                                        -------------------------------------------
                                                          1,501,546       2,106,719         624,944
                                                        -------------------------------------------
Effect of exchange rate change on cash                      (71,411)         10,808        (142,421)
                                                        -------------------------------------------
Net increase (decrease) in cash during the year          (5,012,005)         61,347        (536,640)
Cash and equivalents, beginning of year                   5,643,491         631,486         692,833
                                                        -------------------------------------------
Cash and equivalents, end of year                       $   631,486     $   692,833     $   156,193
===================================================================================================

Note: See note 16 for supplementary information

   See accompanying summary of significant accounting policies and notes to these Consolidated Financial Statements


                                                    The WideCom Group Inc.
                                Summary of Significant Accounting Policies
                                                (in United States dollars)

March 31, 1998, and 1999
--------------------------------------------------------------------------
Nature of Business      The WideCom Group Inc. ("the Company") was
                        incorporated under the laws of Ontario on June
                        15, 1990. The Company designs, assembles and sells high speed, high performance document systems which transmit, receive, print, copy and/or archive wide format documents.

Basis of Financial      The accompanying consolidated financial statements
 Statements             are stated in United States dollars, "the reporting
                        currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars into United States dollars amounts have been made at the year end exchange rates for balance sheet items and the average exchange rate for the year for revenues, expenses, gains an losses.
                        Translation adjustments to reporting currency are included in equity as "accumulated other comprehensive loss". (See Note 11).

                        The consolidated financial statements reflect retroactively a backsplit occurring during 1999 (See Note 10).

                        These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States.

Principles of           These consolidated financial statements include the
 Consolidation          accounts of the Company and its wholly-owned
                        subsidiaries Indo WideCom International Ltd and
                        Diprin Inc. All significant inter-company transactions and accounts have been eliminated.

Investment in           The investment in affiliate is accounted for on the
 Affiliate              equity basis.

Accounting Estimates    The preparation of consolidated financial
                        statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                        Actual results could differ from those estimated.

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

Earning or Loss         The Company has adopted SFAS No. 128,
 Per Share              "Earnings Per Share" which requires that the
                        consolidated financial statements reflect "basic" and "diluted" earning (loss) per share. Basic earning (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

Stock Based             SFAS No. 123, "Accounting for Stock-Based
 Compensation           Compensation" encourages, but does not require,
                        companies to record compensation costs for stock-based employee compensation plans at fair value.
                        The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
                        No. 25. "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.
                        See Note 10 (d) for a summary of the pro forma net loss per share determined as if the Company had applied SFAS No. 123.

Cash and Equivalents    Cash and cash equivalents include all highly liquid
                        investments with original maturities of three months or less.

Revenue Recognition     Product sales are recognized as revenue upon
                        shipment of the product. Advance sales revenue is deferred until shipment of the product

Foreign Currency        Balances of the Company denominated in foreign
 Translation            currencies and the accounts of its foreign
                        subsidiary are translated into the functional currency as follow:

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

Income Taxes            The Company accounts for income taxes under the
                        asset and liability method as required by SFAS No.
                        109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future year to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. When tax credits are available, they are recognized as reductions of current year's tax expense.

Concentrations of       The Company's receivables are unsecured and are
 Credit Risk and        generally due in 30 days.  Currently the Company's
 Business               customers are primarily local, national and
 Concentration          international users of wide format document
                        management systems. The company's receivables do not represent significant concentrations of credit risk as at March 31 1999 due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

Fair Value of           The carrying amounts of financial instruments of the
 Financial Instruments  Company, including cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable, and convertible debentures approximate fair value because of their short maturity. The fair value of advances to and loans from related parties cannot be readily determined because of the nature of their terms.

                                                    The WideCom Group Inc.
                                Notes to Consolidated Financial Statements
                                                (in United States dollars)

March 31, 1998, and 1999
--------------------------------------------------------------------------

1.    Accounts Receivable

      Accounts receivable consist of:

                                                      1998          1999
                                                    ----------------------

      Trade Receivable                              $612,946      $637,097
      Less: Allowance for doubtful accounts           33,886        84,196
                                                    ----------------------
                                                    $579,060      $552,901
                                                    ======================

--------------------------------------------------------------------------

2.    Inventory

      Inventory consists of:

                                                   1998            1999
                                                --------------------------

      Raw Materials                             $  967,723      $  689,155
      Work-in-progress                              56,644          13,587
      Finished goods                               277,155         472,370
                                                --------------------------
                                                $1,301,522      $1,175,112
                                                ==========================

--------------------------------------------------------------------------

3.    Advances to/loans from related parties

      (a) Advances to related parties are non-interest bearing and are expected to be repaid in the next fiscal year as follows:

                                                      1998          1999
                                                    ----------------------

         3294340 Canada Inc. (i)                    $149,696      $196,034
         Shareholders                                 31,234        29,384
                                                    ----------------------
                                                    $180,930      $225,418
                                                    ======================

         i)   3294340 Canada Inc.

         Advances were made to a company as referred to in Note 6 to facilitate research and development activities. There is no fixed term of repayment and the balance is due on demand.

      (b) During the year, the following non-interest bearing advances were made to the company as short-term loans in order to assist in certain working capital requirements:

              Director and officer                                 $29,655
              Shareholder owning more than 5% of
               the outstanding shares                               35,284
                                                                   -------
                                                                   $64,939
                                                                   =======

      (c) Transactions with companies controlled by, and fees paid to, executive officers, the principal shareholders and directors during the year were as follows:

                                                    1998            1999
                                                  ------------------------

      Sales                                       $ 127,043      $   8,790
      Management fees and salaries                 (398,804)      (333,743)

       The management fees are paid on a month to month basis to executives who comprise senior management of the Company (See also Note 13((c)).

--------------------------------------------------------------------------

4.    Capital Assets

      Capital assets consist of:

                                                 1998                        1999
                                        -----------------------    ------------------------
                                                   Accumulated                 Accumulated
                                        Cost       Amortization     Cost       Amortization
                                        ---------------------------------------------------

      Machinery, plant and
       computer equipment            $1,941,521    $  842,076    $1,913,903    $1,088,694
      Furniture and fixtures            114,832        44,061       108,065        54,411
      Prototype and jigs                307,500       101,569       289,380       131,563
      Land                               59,785             -        56,262             -
      Building under construction       313,380             -       361,021             -
                                     ----------------------------------------------------
                                     $2,737,018    $  987,706    $2,728,631    $1,274,668
                                     ----------------------------------------------------
      Net book value                               $1,749,312                  $1,453,963
                                     ----------------------------------------------------

--------------------------------------------------------------------------

5.    Purchased research and development technology

      During the year, the company acquired the rights to a photo-printer technology, which is in the process of being developed by its President and Chief Executive Officer. A patent application is currently pending.

      The development of this technology will continue through a wholly-owned subsidiary; Diprin Inc. ("Diprin") that was previously owned by the President and Chief Executive Officer.

      In consideration for the ownership of this technology, the company issued 125,000* common shares to its President and Chief Executive Officer [See note 10(b)(vii)].

      The design of the portable photo-printer is in the latest stages of completion and management estimates that prototyping will commence in the fiscal year ending March 31, 2000. The cost of the technology is being amortized on a straight-line basis over 3 years from September 30,1998. As at March 31, 1999, the unamortized balance amounted to $78,777.

--------------------------------------------------------------------------

6.    Investment in Affiliate

                                                     1998          1999
                                                  ------------------------

      3294340 Canada Inc                          $1,058,586      $545,113
                                                  ------------------------

      In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3294340 Canada Inc., a Quebec based company, for approximately $1,875,000. The investee carries on research and development activities in order to develop improvements, modifications, additions or alteration to the intellectual property and to develop new products. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand Montreal, an economic development agency of the government of the Province of Quebec, pursuant to which Societe Innovatech du Grand Montreal would be permitted, under certain circumstances, to exchange its 45% interest for up to 63,250* common shares of the Company. The Company has a commitment to pay a royalty fee based on net revenue ((See also note 13(b)). The assets, liabilities, revenue and expenses of 3294340 Canada Inc. for the years ended 1998, 1999, are as follows:

                                                  1998             1999
                                              ----------------------------

      Current assets                          $ 2,012,857      $ 1,014,554
      Capital and other assets                    650,534          549,339
                                              ----------------------------
                                                2,663,391        1,563,893
      Current Liabilities                         310,977          370,954
                                              ----------------------------
      Net assets                              $ 2,352,414      $ 1,192,939
                                              ----------------------------
      Revenue
        Miscellaneous income                  $   139,171      $    66,287
        Research and development                  545,613          669,857
                                              ----------------------------
                                                  684,784          736,144
      Expenses                                  2,001,420        1,741,963
                                              ----------------------------
      Net loss for the year                   $(1,316,636)     $(1,005,819)
                                              ----------------------------

      *  Adjusted for reverse split of Company stock (1:4) on January
         29,1999.

--------------------------------------------------------------------------

7.    Bank Indebtedness

      During 1998 the Company renewed an operating line of credit available for approximately $250,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all company assets except real property. At March 31, 1999, approximately $249,000 (1998-$112,000) was utilized.

      The Company's 1999 and 1998 bank indebtedness is the result of a bank overdraft in the Company's subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

--------------------------------------------------------------------------

8.    Accounts Payable and accrued liabilities

      Accounts payable and accrued liabilities consist of:

                                                    1998           1999
                                                 -------------------------

      Trade accounts payable                     $  300,268     $  546,586
      Wages and employee deduction payable           73,338        191,382
      Accrued liabilities                           423,418        371,921
      Accrued litigation costs (Note 10(b))         121,871        189,565
      Accrued warrant exercise costs                 94,237              -
                                                 -------------------------
                                                 $1,013,132     $1,299,454
                                                 -------------------------

--------------------------------------------------------------------------

9.    Convertible Debentures

      On May 19,1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 12,500* warrants were also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 14,742* common shares. The warrants are exercisable over 3 years at an exercise price of $16 per share. The value attributable to the warrants is not material. Included in accounts payable is accrued interest on the debentures of $25,658.

      On April 24, 1998, the debenture holder converted another $50,000 principal plus interest into 17,213* of common shares.

      The company is currently in default for the repayment of its remaining $150,000 convertible debentures that came due on May 18, 1998.

      The company also conducted a private placement of ten specific investment units, each comprising 10,000 common shares (see Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30 day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible at anytime following 360 days after the initial closing.

--------------------------------------------------------------------------

10.   Share Capital

      (a)   Authorized

            5,000,000 common shares pursuant to shareholder approval of a
            1:4 reverse split of the common shares     of the Company
            effective January 29, 1999.

            Of the 2,068,400* shares outstanding as of March 31, 1999, 128,463* shares have not been registered by the Company's stock transfer agent.

      (b)   Changes to Issued Share Capital

            (i) During 1998, 180,981* warrants were exercised in exchange for 180,981* common shares. The proceeds of this issue, net of related expenses of $120,470, was $2,049,709. This amount includes warrants exercised under the Company's warrant call.

* Adjusted for reverse split of Company's common stock (1:4) on January 29, 1999.

            (ii) During 1998, 69,625* shares were issued for the full settlement and legal costs of a class action lawsuit filed in the State of New York and a partial settlement of another class action lawsuit filed in the State of California. Both lawsuits were in connection with potential losses that would be suffered on the warrant call. The Company is required to issue an additional 18,750* shares in connection with the State of California suit and accordingly the Company has accrued approximately $122,000 for the cost of these shares representing the fair value of the shares on February 2, 1998. The Company has also agreed to issue 96,927* replacement warrants for each warrant held by warrant holders on February 10, 1997 and sold by such holders prior to March 5, 1997.

            (iii)  During 1998, $50,000 of convertible debentures (see Note
                   9) were converted into 14,742* common shares. The debentures were converted based on a conversion price of $0.8479 that represents the average of the closing bid share price of 20 days prior to the conversion. The Company also incurred $10,000 of issuance cost relating to the conversion of the debentures.

            (iv) In April, 1998, an additional $50,000 of convertible debentures (see Note 9) were converted into 17,213* common shares. The debentures were converted based on a conversion price of $0.7262 that represents the average of the closing bid share price for the twenty days preceding the conversion. The Company incurred $15,000 in further issuance costs related to this conversion of the debenture.

            (v) In fall 1998, the Company issued an aggregate of 294,117* common shares (73,529, 110,294* and 110,294*) to three principals of the Company in full satisfaction of corporate indebtedness to those parties as approved by the Board of Directors.

            (vi) Effective January 29, 1999, the Company's shareholders approved a 1: 4 reverse stock split resulting in 1,788,649* common shares outstanding as of that date.

            (vii) During the fourth quarter of fiscal, 1999, the Company's shareholders also approved the acquisition of Diprin Inc., a corporate entity wholly owned by a principal of the Company in exchange for the issuance of 125,000* common shares. (see Note 5)

            (viii) During the fourth quarter of fiscal 1999, the Company and its legal counsel approved an amendment to a legal resolution (see note (ii) above). The amendment converted the warrant entitlements under the settlement into common shares that were subject to the 1:4 reverse stock split. An aggregate of 109,466* common shares were issued pursuant to two separate issuances effected pursuant to Company instructions dated February 17, 1999 and May 21, 1999 (54,751* and 54,715* respectively).

            (ix) During the fourth quarter of fiscal 1999, the Company and its legal counsel approved a legal resolution of a lawsuit in the state of Rhode Island between the Company and three individual litigants. The resolution approved by the Board of Directors of the Corporation comprised a transfer of 5,000* of the Company's common shares.

            (x) During fiscal 1999, the Company engaged the services of Robb Peck McGooey Clearing Corporation, Cantella & Associates and Quantum Resources Inc., three related financial services companies to conduct a private offering to raise funds for investment in the Company. The units in the offering granted 10,000 shares to each purchaser. In total, ten units were sold with 1/20.5 unit closing after the Company's year end. 95,000* shares were issued pursuant to the placement between February, 1999 and year-end on March 31, 1999. The remaining 5,000* shares were issued in the first quarter of fiscal 2000. The three companies are also entitled to a grant of 50,000* warrants to purchase 50,000 common shares at an exercise price of $1.20.

            (xi) On March 15, 1999, the Company approved a transfer of 8,000* shares by a principal of the corporation to satisfy an outstanding account with a professional service provider. The Company has yet to finalize the terms of repayment, if any, with respect to this equity transfer.

            (xii) In April, 1999, the Company issued an aggregate of 61,618* common shares (40,810* and 20,808*) to two consulting companies independently run by an individual principal of the Company in full satisfaction of corporate indebtedness to those parties as approved by the Board of Directors.

            (xiii) In May, 1999, the Company approved a surrender of 4,010*
                   shares from a principal of the Company in full satisfaction of an indebtedness to the company pursuant to an indemnification agreement as approved by the Board of Directors.

            (xiv) On May 26, 1999, the Company and its legal counsel, with the approval of the Board of Directors, issued an additional aggregate of 19,748* common shares as the final stage of a settlement agreement with the Company ((see note 10(b)(ii) above)).

      (c)   Warrants

            As at March 31, 1999, the Company had 556,911* issued and outstanding warrants. The warrants are exercisable at prices ranging from $1.20 to $34.00 with expiry dates between 1999 and 2009.

      (d)   Employee Stock Option Plan

            The Company has elected to follow Accounting Principles Board
            (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense is not recognized if the exercise price equals or exceeds the market price on the date of grant. The exercise price of the Company's employees stock option equals the market price of the underlying stock on the date of grant, therefore no compensation expense is recognized.

            In July 1996, the board of directors approved an employee stock option plan covering options to purchase 75,000* common shares that was increased in January 1997 to 125,000*.

            As of March 31, 1998, 115,625* employee stock options granted to management and employees were outstanding with an exercise price of $8.50. Only 16,683 of these options remain unvested but will vest before the fourth quarter of fiscal 2000. These options expire 10 years after the grant date.

            In fiscal 1999, 8,625* employee stock options were granted with exercise prices ranging from $3.28 to $4.00.

            Pro forma information regarding net income and earning per share is required by SFAS No. 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5.5%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of approximately 122% (1998 - 200%) and weighted-average expected life of the option of 8.5 years.

            The Company's pro forma information follows:

                                    Year Ended      Year Ended      Year Ended
                                     March 31,       March 31,       March 31,
                                       1997            1998            1999
                                    ------------------------------------------

            Net loss
            As reported            $(4,487,824)    $(3,335,865)    $(2,244,351)
            Pro forma               (5,177,824)     (3,840,790)     (2,350,607)

            Net loss per share
            As reported                  (3.96)          (2.36)          (1.28)
            Pro forma                    (4.56)          (2.72)          (1.34)

      (e)   The activity of the Company's stock option plan is as follows:

                               Options Outstanding             Options Exercisable
                          ----------------------------    ----------------------------
                            Weighted                        Weighted
                          Average Price      Options      Average Price      Options
                            Per Share      Outstanding      Per Share      Exercisable
                          ------------------------------------------------------------

Balance, March 31,1997       $24.64           75,000          24.64           75,000
Granted                        8.50          115,625
Cancelled                     34.00          (25,000)
Cancelled                     20.00          (50,000)
                                             -------
Balance, March 31, 1998        8.50          115,625           8.50           98,942
Granted                        4.00            7,500
Granted                        3.28            1,125
Cancelled                      8.50           (9,667)
                                             -------

Balance, March 31, 1999        8.15          114,583           8.15          104,958

      (f) At March 31, 1999, there were 10,417 options available for future grants. As at March 31, 1999, the options have a weighted average contractual life of 8.5 years.

            The weighted average number of common shares used in calculating earnings per common share (after retroactive application of the back split in 1999) is as follows:

                                                      1997         1998         1999
                                                   -----------------------------------
            Shares outstanding at year-end         1,212,105    1,477,320    2,068,400
                                                   -----------------------------------
            Weighted average shares outstanding    1,133,396    1,416,047    1,749,386
                                                   -----------------------------------

* Adjusted for reverse split of Company's common stock (1:4) on January 29, 1999.

--------------------------------------------------------------------------

11.   Accumulated other comprehensive loss

      The Company has adopted SFAS No.130 "Reporting comprehensive income" which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However it does not affect net income or total shareholders' equity. The components of comprehensive loss are as follows:

                                                        1997              1998              1999
                                                    -----------------------------------------------

      Net loss                                      $(4,487,824)      $(3,335,865)      $(2,244,351)
      Other comprehensive income loss
        Foreign currency translation adjustments       (195,569)          (54,325)         (280,396)
                                                    -----------------------------------------------
      Comprehensive loss                            $(4,683,393)      $(3,390,190)      $(2,524,747)
                                                    -----------------------------------------------

      The components of accumulated other comprehensive loss are as follows:

      Accumulated other comprehensive loss, March 31, 1996       $  (7,719)
      Foreign currency translation adjustment for the year
       ended March 31, 1997                                       (195,569)
                                                                 ---------
      Accumulated other comprehensive loss, March 31, 1997        (203,288)
      Foreign currency translation adjustment for the year
       ended March 31, 1998                                        (54,325)
                                                                 ---------
      Accumulated other comprehensive loss, March 31, 1998        (257,613)
      Foreign currency translation adjustment for the year
       ended March 31, 1999                                       (280,396)
                                                                 ---------
      Accumulated other comprehensive loss, March 31, 1999       $(538,009)
                                                                 =========

--------------------------------------------------------------------------

12.   Income Taxes

      a) The components of the provision for income taxes on earning before income taxes are as follows:

                                             1997         1998       1999
                                           -------------------------------

          Deferred recovery                $(63,106)     $    -     $    -
                                           ===============================

      b) The reconciliation of income taxes calculated at the statutory rate of 44.6% to the total tax provision is as follows:

                                                              1997              1998              1999
                                                          -----------------------------------------------

          Income taxes recovery                           $(2,030,000)      $(1,488,000)      $(1,001,000)
          Items not subject to income tax                     210,000           309,000           406,000
          Permanent difference resulting from the
           Ontario research and development incentive
           deduction                                          (21,000)                -                 -
          Adjustment to valuation adjustment                1,777,800         1,179,000           595,000
                                                          -----------------------------------------------
                                                          $  (63,200)       $         -       $         -
                                                          ===============================================

            Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes (see
            Note 14).

      (c)   Deferred Taxes

            Deferred tax assets have been recorded at current rates as follows:

                                                                   1997             1998             1999
                                                               ---------------------------------------------

            Assets:
              Financing costs                                  $    44,000      $    28,000      $    44,000
              Balance of pool of Scientific Research &
               Development available to reduce taxable
               income for future years                             615,000          582,000          582,000
              Tax losses available to reduce taxable
               income of future years                            1,364,000        2,440,000        2,989,000
              Share issue costs                                    686,000          743,000          743,000
              Excess of amortization on capital assets for
               accounting purposes over amortization
               recorded for tax purposes                           197,000          259,000          289,000
                                                               ---------------------------------------------
                                                                 2,906,000        4,052,000        4,647,000
                                                               ---------------------------------------------
            Less Deferred tax asset valuation allowance         (2,906,000)      (4,052,000)      (4,647,000)
                                                               ---------------------------------------------
                                                               $         -      $         -      $         -
                                                               =============================================

            The Company has net operating loss carryforwards to reduce federal taxable income of approximately $7,565,000 which expire from 2004 to 2006. The Company has net operating loss carryforwards available to reduce Ontario taxable income of approximately $8,912,000 which expire during the years 2000 through 2006.

            The Company has share issue costs amounting to $2,800,000, which gives rise to a tax benefit of $743,000 ($743,000 - 1998). A portion of these costs are included in the net operating losses carryforwards disclosed above. When realized, the benefit will be recorded as a capital transaction.

13.   Commitments

      (a) The Company leases premises, office equipment and motor vehicles under operating leases expiring in 2003. The approximate annual rental commitments during the lease terms are as follows:

            Year ended March 31 2000                  106,000
            Year ended March 31, 2001                  51,000
            Year ended March 31, 2002                  16,000
            Year ended March 31 2003                    1,000

            Approximate rental expense incurred under operating leases is as follows:

            Year ended March 31 1997                  176,000
            Year ended March 31, 1998                 169,000
            Year ended March 31, 1999                 177,243

      (b) The Company is committed to its affiliate, 3294340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by the affiliate on behalf of the Company (See also Note
            6).

      (c) The company has entered into employment contracts with two members of management for a total of up to $190,000 in base salary per annum plus up to 50% bonus of base salary provided certain performance objectives are met. Amounts paid in 1999 were approximately $194,000 ($239,000 in 1998).

--------------------------------------------------------------------------

14.   Segmented Information

      The Company has adopted SFAS No. 131 " Disclosures about segments of a enterprise" which establishes standards for reporting operating segments in annual consolidated financial statements.

      Description of type of product

      The Company operates through one segment, which is, wide format document management systems, comprising two major products - wide format scanners and plotters.

      Measurement of Segment profit and loss

      As the products (noted above) are regarded as one segment the statements of operations and balance sheets are deemed by management to be wholly attributable to that segment.

      (a) The Company operated in Canada and India in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:

                                            Canada           India         Intercompany          Total
                                         ---------------------------------------------------------------

            For the year ended March 31,1997

            Revenue                      $ 1,329,446      $ 1,357,171      $  (865,904)      $ 1,820,713
            Net loss                      (4,364,854)        (628,877)         505,907        (4,487,824)
            Identifiable assets            6,719,782        2,872,586       (2,667,181)        6,925,187

            For the year ended March 31, 1998

            Revenue                      $ 2,913,259      $ 1,556,141      $(1,415,596)      $ 3,053,804
            Net loss                      (3,321,531)        (244,027)         229,693        (3,335,865)
            Identifiable assets            6,677,495        2,442,435       (3,468,740)        5,651,190

            For the year ended March 31, 1999

            Revenue                      $ 2,726,807      $ 1,694,131      $(1,345,329)      $ 3,075,609
            Net loss                      (2,357,707)        (111,715)         225,071        (2,244,351)
            Identifiable assets            4,547,514        2,066,306       (2,335,604)        4,278,216

      (b)   The breakdown of product sales by geographic area is as follows:

                                   1997            1998            1999
                                ------------------------------------------

            Canada              $  122,676      $  322,968      $  211,735
            United States          467,766       1,246,270       1,338,704
            Middle East            346,595         312,042         200,711
            Asia                   266,345         322,685         583,077
            Europe                 475,551         686,478         241,708
                                ------------------------------------------
                                $1,678,933      $2,890,443      $2,575,935
                                ==========================================

      (c) In the years ended March 31, 1999, 1998 and 1997 no end user accounted for more than 5% of the Company's product sales. In 1999, approximately 20.3% of the company's product sales were made through five distributors, with the largest representing approximately 8 %. For the year ended March 31, 1998, approximately 43% of the Company's product sales were made through five distributors, with the largest representing approximately 23.7%. For the year ended March 31, 1997, sales to one major distributor amounted to approximately 27.5% of total product sales.

--------------------------------------------------------------------------

15.   Contingent Liabilities

      (a) The Company has been served with an action claiming breach of contract regarding the Company's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement as a result.
            The claim, as filed, seeks a total of $15.85 Million in damages and is in progress in the Province of Ontario. Resolution options remain open and the action is presently scheduled for mediation in the fall of 1999.

            Loss, if any, on the above claim will be recorded when settlement is probable and the amount of the settlement is estimable.

      (b) During the year, the company settled claims which resulted in additional expenses of $158,741 ($309,375 in 1998).

      (c) In December, 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchase of our securities from the previously noted two individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individual co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

--------------------------------------------------------------------------

16.   Supplemental Disclosure of Cash Flow Information

      Cash Paid during the year:


                                                     1998          1999
                                                    ----------------------

      Interest                                      $ 41,488      $ 42,711
                                                    ----------------------
      Non monetary transactions during the year:

      Shares issued for investment in subsidiary    $       -     $ 93,750
      Shares issued to settle lawsuits               355,158        83,457
      Shares issued for conversion of debentures      50,000        50,000
                                                    ----------------------
                                                    $405,158      $227,207
                                                    ======================

--------------------------------------------------------------------------

17.   Subsequent Event

      The company is in the process of closing a private placement approved by the Company's board of directors wherein 325,000 common shares of the Company were offered at $2.00 per share. The offering was fully subscribed with duly executed subscription documentation provided by accredited investors.

--------------------------------------------------------------------------

18.   Uncertainty Due to the Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

      See accompanying summary of significant accounting policies and notes to these Consolidated Financial Statements