Form 10QSB
period 1999-06-30
WIDECOM GROUP INC
filed 1999-07-28
CIK 922023

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999.
                                --------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    ---------------

                       Commission file number  1-13588
                                               -------

                           THE WIDECOM GROUP INC.
----------------------------------------------------------------------------
           (Exact Name of Registrant as specified in Its Charter)

           ONTARIO, CANADA                           98-0139939
----------------------------------------------------------------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

72 DEVON ROAD, UNIT 17-18, BRAMPTON, ONTARIO, CANADA              L6T 5B4
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code (905) 712-0505
                                                   --------------



----------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report.


      Indicate by check X whether Widecom: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Widecom was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                 -----    -----

      The number of shares outstanding of Widecom's common stock as of June 30,1999 was 2,204,471 common shares.



                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX



                                                                Page No.
                                                                --------

Part I Financial Information

Item 1 - Financial Statements

  Consolidated Balance Sheets -
   June 30, 1999 and June 30, 1998                                  3

  Consolidated Statements of Operations -
   Three months ended June 30, 1999
   And June 30, 1998                                                4

  Consolidated Statements of Cash Flows -
   Three months ended June 30, 1999
   And June 30, 1998                                                5


  Notes to Consolidated Financial Statements                      6-7


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8

Part II Other Information

Item  2  Changes in Securities                                      9

Item  6  Report on Form 8 - K                                       9

Signatures                                                         10



                        PART I FINANCIAL INFORMATION
                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                            June 30,
                                                      1999            1998
                                                      ----            ----
                                                  (unaudited)      (unaudited)
------------------------------------------------------------------------------

Assets

Current assets
  Cash and cash equivalents                       $     59,236     $   290,282
  Accounts receivable                                  549,272         601,255
  Prepaid expenses                                      43,426          93,884
  Advance to related parties                           201,486         175,013
  Inventory (Note 3)                                 1,162,649       1,685,576
  Deferred financing costs                              54,068               -
                                                  ----------------------------

Total current assets                                 2,070,137       2,846,010

Capital assets (Note 4)                              1,497,205       1,610,852

Purchased research and development technology           72,876               -

Investment in affiliates                               491,822         894,096
                                                  ----------------------------

Total assets                                      $  4,132,040     $ 5,350,958
==============================================================================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                    219,177         271,315
  Accounts payable and accrued liabilities             977,592         841,800
  Loan from related parties                             66,748               -
  Convertible debentures (Note 5)                      350,000         150,000
                                                  ----------------------------

Total current liabilities                            1,613,517       1,263,115
                                                  ----------------------------

Shareholders' equity

  Common shares                                   $ 13,871,808     $13,252,497
  Contributed surplus                                  159,825         159,825
  Deficit                                          (10,981,968)     (9,124,622)
  Cumulative translation adjustment                   (531,142)       (199,857)
                                                  ----------------------------

                                                     2,518,523       4,087,843
                                                  ----------------------------

Total liabilities and shareholders' equity        $  4,132,040     $ 5,350,958
==============================================================================


See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                                  For the three months ended
                                                   June 30,       June 30,
                                                     1999           1998
                                                  (unaudited)    (unaudited)
----------------------------------------------------------------------------

Product sales                                     $  785,398     $  617,696
Cost of product sales                                171,362        163,689
                                                  -------------------------

Gross profit                                         614,036        454,007

Research and development grants                            -         99,887
Interest income                                        1,098         10,393
                                                  -------------------------

Net revenue                                          615,134        564,287
                                                  -------------------------

Expenses
  Selling, general and administrative                474,163        714,947
  Interest and bank charges                           18,126          9,417
  Management fees and salaries                        69,686         75,493
  Amortization                                        74,547         88,122
  Foreign exchange loss                                    -         21,182
                                                  -------------------------

Total operating expenses                             636,522        909,161
                                                  -------------------------

Operating income (loss)                              (21,388)      (344,874)

Equity in earnings (loss) of Joint Venture           (68,246)      (131,765)
                                                  -------------------------

Earnings (loss) before extraordinary item            (89,634)      (476,639)

Extraordinary item, net of tax                             -              -
                                                  -------------------------

Net earnings (loss) for the period                $  (89,634)    $ (476,639)
============================================================================

Loss per common share before
 extraordinary item, basic and diluted            $    (0.04)    $    (0.32)
============================================================================

Loss per common share, basic
 and diluted                                      $    (0.04)    $    (0.32)
============================================================================

Weighted average number of shares outstanding      2,130,290      1,488,795
============================================================================


See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                                      For the three months ended
                                                                       June 30,        June 30,
                                                                         1999            1998
                                                                         ----            ----
                                                                      (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------

Cash provided by (used in)
 Operating activities
Loss for the period before
 extraordinary item                                                   $ (89,634)      $(476,639)
Add (deduct) items not requiring a cash outlay
  Amortization                                                           74,547          88,122
  Foreign exchange loss                                                       -          21,182
  Shares issued to settle lawsuits                                      197,150               -
  Equity in loss of affiliate                                            68,246         131,765
Net changes in non-cash working capital balances
 related to operations
  Decrease (increase) in accounts receivable                             18,971         (41,731)
  Decrease (increase) in inventory                                       45,052        (311,505)
  Increase (decrease) in accounts payable and accrued liabilities      (356,847)        194,361
  (Decrease) increase in prepaid expenses                                 1,355          (7,961)
                                                                      -------------------------

                                                                        (41,160)       (402,406)
                                                                      -------------------------

Investing activities
  Purchase of capital assets                                            (69,194)         (5,683)
                                                                      -------------------------

                                                                        (69,194)         (5,683)
                                                                      -------------------------

Financing activities
  Increase (decrease) in bank indebtedness                              (52,024)         77,899
  Shares issued                                                         124,289               -
  Issuance of convertible debentures                                     15,000               -
                                                                      -------------------------

                                                                         87,265          77,899
                                                                      -------------------------

Effect of exchange rate changes on cash                                 (73,868)        (72,361)
                                                                      -------------------------
Net increase (decrease) in cash during the period                       (96,957)       (402,551)

Cash and equivalents, beginning of period                               156,193         692,833
                                                                      -------------------------

Cash and equivalents, end of period                                   $  59,236       $ 290,282
===============================================================================================


See accompanying notes to the consolidated financial statements.


THE WIDECOM GROUP INC.

Item 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

      In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 1999, and the results of operations for the three months ended June 30, 1999 and 1998 and cash flows for the three months ended June 30, 1999. Interim results are not necessarily indicative of results for full year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year ended March 31, 1999.


2  Financial Statements

      The consolidated financial statements include the accounts of Widecom and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.


3.  Inventories

      Inventories are summarized as follows: -

                                  June           June
                                30, 1999       30, 1998
                                --------       --------

         Raw materials         $  684,325     $  908,884
         Work in progress          29,178        158,203
         Finished goods           449,146        618,489
                               -------------------------
         Total inventories     $1,162,649     $1,685,576
                               =========================


4.  Capital Assets

      Capital assets consist of:

                                        June 30, 1999                   June 30, 1998
                                 ---------------------------     ---------------------------
                                                Accumulated                     Accumulated
                                    Cost        Amortization        Cost        Amortization

      Machinery, plant and
       Computer equipment        $1,971,670      $1,176,002      $1,868,227      $  888,893
      Furniture and fixtures        111,076          58,551         111,076          45,939
      Prototype and jigs            297,444         142,337         297,444         107,429
      Land                           57,830               -          57,830               -
      Building under
       construction                 436,075               -         318,536               -
                                 ----------------------------------------------------------
                                 $2,874,095      $1,376,890      $2,653,113      $1,042,261
                                 ==========================================================

      Net book value                             $1,497,205                      $1,610,852
                                                 ==========                      ==========


5.  Convertible Debentures

      On May 19,1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 12,500* warrants were also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 14,742* common shares. The warrants are exercisable over 3 years at an exercise price of $16 per share. The value attributable to the warrants is not material. Included in accounts payable is accrued interest on the debentures of $ 28,630.

      On April 24, 1998, the debenture holder converted another $50,000 principal plus interest into 17,213* of common shares.

      The company is currently in default for the repayment of its remaining $150,000 convertible debentures that came due on May 18, 1998.

      The company also conducted a private placement of ten specific investment units, each comprising 10,000 common shares and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30-day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible at anytime following 360 days after the initial closing. Nine and one-half units closed in our preceding quarter, however, one-half unit closed during the first quarter of fiscal 2000. Included in accounts payable is accrued interest on the debentures of $8,000.


6.  Contingent Liabilities


      (a) Widecom has been served with an action claiming breach of contract regarding Widecom's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement as a result.
            The claim, as filed, seeks a total of $15.85 Million in damages and is in progress in the Superior Court of Justice in the Province of Ontario. Resolution options remain open and the action is presently scheduled for mediation in the fall of 1999.

      (c) In December 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchase of our securities from the previously noted two individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individual co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

            Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Widecom's revenues are derived from product sales, which are recognized when products are shipped

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

      Revenues for the quarter ended June 30, 1999 were $ 786,496, an increase of $ 58,520 or 8.0 % as compared to $727,976 for the quarter ended June 30, 1998. Sales for the quarter ended June 30, 1999 were $ 785,398, an increase of $167,702 as compared to $ 617,696 for the quarter ended June 30, 1998. Sales of Widecom's SLC 936 and 1036 Series Scanners accounted for a majority of the sales increase. Operating expenses for the quarter ended June 30, 1999 were $ 636,522, a decrease of $ 272,639, or 30.0 %, as compared to $909,161 for the quarter ended June 30, 1998.

      Selling, general and administrative expenses for the quarter ended June 30,1999 decreased by $ 240,784 and decreased as a percentage of revenues from 98.2% to 60.3%. The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the United States. Widecom also continues to incur legal, administration and other related costs associated with Widecom's warrant call and the I.P.O.

      Widecom's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that was formed on October 2, 1996, amounted to $ 68,246 for the first quarter of fiscal 2000.

      During the first quarter of fiscal 2000, Widecom earned $ 1,098 interest on short-term investments compared to $10,393 earned in the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Widecom's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories, and marketing expenses incurred in connection with the commercialization of its products. Widecom has historically satisfied its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations.

      From February through to April 1999, Widecom conducted a private placement of ten specific investment units of $30,000, each comprising 10,000 common shares and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30 day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible at anytime following 360 days after the initial closing. One-half unit closed during the first quarter of fiscal 2000 with gross proceeds of $15,000.

      Widecom also conducted an additional private placement approved by our board of directors wherein 325,000 common shares of Widecom were offered at $2.00 per share. The offering was fully subscribed with duly executed subscription documentation provided by accredited investors. As of the end of the first quarter of fiscal 2000, Widecom held $615,000 USD in escrow pending closing that concluded on July 9, 1999.

PART II.:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

During the month of May in the first quarter of fiscal 2000, Widecom agreed to accept from a principal shareholder the surrender of 4,010 common shares in full satisfaction of an earlier indemnity agreement provided by Widecom on that shareholder's behalf.

ITEM 2.   CHANGES IN SECURITIES.

In April, 1999, Widecom issued an aggregate of 61,618* common shares (40,810* and 20,808*) to two separate consulting companies each independently run by affiliates of Widecom in full satisfaction of the corporate indebtedness to those parties as approved by the Board of Directors.

During fiscal 1999, Widecom conducted a private offering to raise funds for investment in Widecom. The units in the offering granted 10,000 shares to each purchaser. In total, ten units were sold with one-half unit closing after Widecom's year-end. 95,000* shares were issued pursuant to the placement between February 1999 and year-end on March 31, 1999. The remaining 5,000* shares were issued in the first quarter of fiscal 2000.
The three companies involved are also entitled to a grant of 50,000* warrants to purchase 50,000 common shares at an exercise price of $1.20.

In May, 1999, Widecom approved a surrender of 4,010* shares from an affiliate of Widecom in full satisfaction of an indebtedness to Widecom pursuant to an indemnification agreement as approved by the Board of Directors.

During the fourth quarter of fiscal 1999, Widecom agreed to convert the warrant entitlements under the previous Whiton settlement into common shares that were subject to the 1:4 reverse stock split. An aggregate of 109,466* common shares were issued pursuant to two separate issuances effected on February 17, 1999 and May 21, 1999 (54,751* and 54,715* respectively).

On May 26, 1999, Widecom issued an additional aggregate of 18,748* common shares as the final stage of a settlement agreement of a class action brought by various shareholders of Widecom.

[FN]
<F*>  Adjusted to reflect a one-for-four reverse stock split of Widecom's common shares effective January 29, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.


ITEM 6.   REPORTS ON FORM 8-K and EXHIBITS

      Form 8-K, dated June 21, 1999, was filed with the Securities and Exchange Commission in connection with the replacement of Widecom's independent auditors.



SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Widecom has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WIDECOM GROUP INC.

s/Suneet S. Tuli                       SUNEET S. TULI
Date: July 28, 1999                    --------------
                                       Suneet S. Tuli, Executive Vice President


s/Willem J. Botha                      W.J BOTHA
Date: July 28, 1999                    ---------
                                       Willem J. Botha, Chief Financial Officer