Form 10QSB
period 1999-09-30
WIDECOM GROUP INC
filed 1999-11-22
CIK 922023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      September 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

                       Commission file number  1-13588

                           THE WIDECOM GROUP INC.
                           ----------------------
           (Exact Name of Registrant as specified in Its Charter)

            ONTARIO, CANADA                            98-0139939
            ---------------                            ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

72 DEVON ROAD, UNIT 17-18, BRAMPTON, ONTARIO, CANADA              L6T 5B4
----------------------------------------------------              -------
      (Address of principal executive offices)                   (Zip Code)

      Registrant's Telephone Number, Including Area Code   (905) 712-0505
                                                           --------------

      _________________________________________________________________
             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report.

      Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]      No  [ ]

      The number of shares outstanding of registrant's common stock as of November 19, 1999 was 2,542,541 shares.


                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                  Page No.
                                                                  --------

Part I Financial Information

Item 1 - Financial Statements

  Consolidated Balance Sheets -
   September 30, 1999 and September 30, 1998                          3

  Consolidated Statements of Operations -
   Three and Six months ended September 30, 1999
   and September 30, 1998                                             4

  Consolidated Statements of Cash Flows -
   Three and Six months ended September 30, 1999
   and September 30, 1998                                             5


  Notes to Consolidated Financial Statements                        6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              7-8

Part II Other Information

Item 2 - Changes in Securities                                        9

Item 2 - Reports on Form 8-K                                          9

Signatures                                                            9


PART I FINANCIAL INFORMATION

                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                        September 30,
                                                 ---------------------------
                                                    1999             1998
                                                    ----             ----
                                                (unaudited)      (unaudited)

Assets

Current assets
  Cash and cash equivalents                     $   221,637      $   392,849
  Accounts receivable                               604,155          585,571
  Deferred financing charges                         54,083               -
  Prepaid expenses                                   65,110           89,140
  Advance to related parties                        201,541          167,767
  Inventory (Note 3)                              1,407,802        1,730,296
                                                ----------------------------
Total current assets                              2,554,328        2,965,623

Capital assets (Note 4)                           1,428,644        1,506,737

Research and development technology                  65,242                -

Investment in affiliates                            430,308          790,778
                                                ----------------------------

Total assets                                    $ 4,478,522      $ 5,263,138
                                                ============================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                 123,280          305,398
  Accounts payable and accrued liabilities          894,572          768,554
  Loan from related parties                          66,766           13,333
  Convertible debentures (Note 5)                   350,000          150,000
                                                ----------------------------
Total current liabilities                         1,434,618        1,237,285
                                                ----------------------------

Shareholders' equity

  Common shares                                 $14,476,808      $13,452,497
  Contributed surplus                               159,825          159,825
  Deficit                                       (11,221,718)      (9,377,072)
  Cumulative translation adjustment                (371,011)        (209,397)
                                                  3,043,904        4,025,853
                                                ----------------------------
Total liabilities and shareholders' equity      $ 4,478,522      $ 5,263,138
                                                ============================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                        For the three   For the three    For the six     For the six
                                        Months ended    Months ended    Months ended    Months ended
                                        September 30,   September 30,   September 30,   September 30,
                                            1999            1998            1999            1998
                                        -------------   -------------   -------------   -------------
                                         (unaudited)     (unaudited)     (unaudited)     (unaudited)

Product sales                            $  593,692      $  635,955      $1,378,017      $1,254,050
Cost of product sales                       129,603         168,470         300,952         332,323
                                         ----------------------------------------------------------
Gross profit                                464,089         467,485       1,077,065         921,727

Research and development grants                   -         301,285               -         405,799
Interest income                               2,734           3,057           3,838          13,281
                                         ----------------------------------------------------------
Net revenue                                 466,823         771,827       1,080,903       1,340,807
                                         ----------------------------------------------------------

Expenses
  Selling, general and administrative       486,915         743,033         961,019       1,458,674
  Interest and bank charges                  14,893          19,418          33,004          29,058
  Management fees and salaries               69,686          81,620         139,372         157,254
  Amortization                               73,352          89,913         147,798         178,072
  Foreign exchange loss                           -          28,163               -          49,505
                                         ----------------------------------------------------------
Total operating expenses                    644,846         962,147       1,281,193       1,872,563
                                         ----------------------------------------------------------

Operating income (loss)                    (178,023)       (190,320)       (200,290)       (531,756)
                                         ----------------------------------------------------------

Equity in (loss) of affiliate               (60,879)        (67,055)       (129,092)       (197,333)

Legal settlement costs                            -               -               -               -
                                         ----------------------------------------------------------

Earnings (loss) before extraordinary
 item                                      (238,902)       (257,375)       (329,382)       (729,089)

Extraordinary item, net of tax                    -               -               -               -
                                         ----------------------------------------------------------

Net earnings (loss) for the period       $ (238,902)     $ (257,375)     $ (329,382)     $ (729,089)
                                         ==========================================================

Loss per common share before
 extraordinary item, basic and diluted   $    (0.10)     $    (0.16)     $    (0.14)     $    (0.48)
                                         ==========================================================

Loss per common share, basic
 and diluted                             $    (0.10)     $    (0.16)     $    (0.14)     $    (0.48)
                                         ==========================================================

Weighted average number of shares
 outstanding                              2,293,790       1,540,683       2,293,790       1,540,683
                                         ==========================================================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                            For the six months ended
                                                          -----------------------------
                                                          September 30,   September 30,
                                                             1999             1998
                                                          -------------   -------------
                                                          (Unaudited)      (Unaudited)

Cash provided by (used in)
Operating activities
Loss for the period before
 extraordinary item                                       $(329,382)       $(729,089)
Add (deduct) items not requiring a cash outlay
  Amortization                                              147,798          178,072
  Shares issued to settle lawsuits                          197,150                -
  Foreign exchange loss                                           -           49,505
Equity in loss of affiliate                                 129,092          197,333
Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                         (35,403)         (50,297)
  (Increase) in inventory                                  (197,997)        (381,311)
  Increase (decrease) in accounts payable and
   accrued liabilities                                     (437,874)          30,529
  Increase (decrease) in prepaid expenses                    22,844           (6,890)
                                                          --------------------------
                                                           (503,772)        (712,148)
                                                          --------------------------

Investing activities
  Purchase of capital assets                                (66,468)         (58,835)
                                                            (66,468)         (58,835)

Financing activities
  Increase (decrease) in bank indebtedness                 (146,971)         122,971
  Shares issued for cash                                    729,289          200,000
Loan from related parties                                         -           13,333
  Convertible debentures                                     15,000                -
                                                          --------------------------
                                                            597,318          336,304
                                                          --------------------------

Effect of exchange rate changes on cash                      38,366          134,695
                                                          --------------------------
Net increase (decrease) in cash during the period            65,444         (299,984)

Cash and equivalents, beginning of period                   156,193          692,833
                                                          --------------------------

Cash and equivalents, end of period                       $ 221,637        $ 392,849
                                                          ==========================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.

Item 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 1999, and the results of operations for the six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999. Interim results are not necessarily indicative of results for full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year March 31, 1999.

2.  Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.
All significant intercompany balances, transactions and stockholdings have been eliminated.

3.  Inventories

Inventories are summarized as follows:-

                                 September       September
                                 30, 1999        30, 1998
                                 ---------       ---------

      Raw materials             $  741,547      $1,055,218
      Work in progress               8,572          43,842
      Finished goods               657,683         631,236
                                --------------------------
      Total inventories         $1,407,802      $1,730,296
                                ==========================

4.  Capital Assets

Capital assets consist of:

                                         September 30, 1999              September 30, 1998
                                   ---------------------------     ---------------------------
                                                  Accumulated                     Accumulated
                                      Cost        Amortization        Cost        Amortization
                                      ----        ------------        ----        ------------

Machinery, plant and
 Computer equipment                $1,972,208      $1,233,151      $1,840,243      $  929,033
  Furniture and fixtures              111,107          61,188         106,477          47,219
  Prototype and jigs                  297,525         149,458         285,128         111,798
  Land                                 57,846               -          55,436               -
  Building under construction         433,755               -         307,503               -
                                   ----------------------------------------------------------
                                   $2,872,441      $1,443,797      $2,594,787      $1,088,050
                                   ==========================================================

      Net book value                               $1,428,644                      $1,506,737
                                                   ==========                      ==========

5.  Convertible Debentures

On May 19,1997, the Company completed a private offering of $250,000 of convertible debentures maturing on May 19, 1998. The convertible debentures bear interest of 8% per annum. In addition, 12,500* warrants were also issued in conjunction with these convertible debentures. The holder of the debentures has the right to convert at a conversion price equal to the lower of $5 or 80% of the average closing bid price of the Company's shares over the past 20 trading days. On February 11, 1998, $50,000 principal plus accrued interest was converted into 14,742* common shares. The warrants are exercisable over 3 years at an exercise price of $16 per share. The value attributable to the warrants is not material. Included in accounts payable is accrued interest on the debentures of $ 31,588.

On April 24, 1998, the debenture holder converted another $50,000 principal plus interest into 17,213* of common shares. The company is currently in default for the repayment of its remaining $150,000 convertible debentures that came due on May 18, 1998.

The company also conducted a private placement of ten specific investment units, each comprising 10,000 common shares and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30-day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible at anytime following 360 days after the initial closing. Nine and one-half units closed in our preceding quarter, however, one-half unit closed during the first quarter of fiscal 2000. Included in accounts payable is accrued interest on the debentures of $13,990.

* Adjusted to reflect a one-for-four reverse stock split of Widcom's common shares effective January 29, 1999.

6.  Contingent Liabilities

(a) Widecom has been served with an action claiming breach of contract regarding Widecom's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement as a result. The claim, as filed, seeks a total of $15.85 Million in damages and is in progress in the Superior Court of Justice in the Province of Ontario. Resolution options remain open and the action is presently scheduled for mediation in December 1999.

(b) In December 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchase of our securities from the previously noted two individuals, who are as co-defendants. We have filed and received default on our cross-claims against the two individual co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

      Widecom's revenues are derived from product sales, which are recognized when products are shipped

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO
 QUARTER ENDED SEPTEMBER 30, 1998

      Product sales for the quarter ended September 30, 1999 were $ 593,692, a decrease of $ 42,263 or 6.6 % as compared to $635,955 for the quarter ended September 30, 1998. Revenue for the quarter ended September 30, 1998, was additionally supplemented by a non-recurring Research and Development grant of $ 301,285. Operating expenses for the quarter ended September 30, 1999 were $ 644,846, a decrease of $ 317,301, or 33.0 %, as compared to $962,147 for the quarter ended September, 1998.

      Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased by $256,118 and decreased as a percentage of sales from 116.8% to 82.0%. The decrease in selling, general and administrative expenses was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the United States. Widecom also continues to incur legal, administration and other related costs associated with Widecom's warrant call and the I.P.O. The slight decrease in product sales was a result of delays in deliveries of copiers and printers, as we implemented improvements to the paper and ribbon loading mechanisms. We were also unable to take advantage of orders in-hand for our 72" wide color-scanners, for which we started to make deliveries after the end of the quarter.

      Widecom's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that was formed on October 2, 1996, amounted to $ 60,879 for the second quarter of fiscal 2000.

      During the second quarter of fiscal 2000, Widecom earned $ 2,734 interest on short-term investments compared to $3,057 earned in the same period of 1998.

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

       Widecom also conducted an additional private placement approved by our board of directors wherein 325,000 common shares of Widecom were offered at $2.00 per share. The offering was fully subscribed with duly executed subscription documentation provided by accredited investors. As of the end of the first quarter of fiscal 2000, on July 9, 1999, Widecom received $605,000 USD net proceeds from this private offering.

PART II.:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      None

ITEM 2.  CHANGES IN SECURITIES.

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

      None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WIDECOM GROUP INC.


s/Suneet S. Tuli                   /s/Suneet S. Tuli
 Date: November 22, 1999           ----------------------------------------
                                   Suneet S. Tuli, Executive Vice President

s/Willem J. Botha                  /s/Willem J.Botha
 Date: November 22, 1999           ----------------------------------------
                                   Willem J. Botha, Chief Financial Officer