Form 10QSB
period 1999-12-31
WIDECOM GROUP INC
filed 2000-02-22
CIK 922023

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   December 31, 1999
                                       -----------------

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

      The number of shares outstanding of registrant's common stock as of February 18, 2000 was 2,579,541 shares.

       1 of 9


                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                    Page No.
                                                                    --------

Part I Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets -
         December 31, 1999 and December 31, 1998                       3

         Consolidated Statements of Operations -
         Three and Nine months ended December 31, 1999
         and December 31, 1998                                         4

         Consolidated Statements of Cash Flows -
         Three and Nine months ended December 31, 1999
         and December 31, 1998                                         5


         Notes to Consolidated Financial Statements                  6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               7-8

Part II Other Information

         None.

Signatures                                                             9

       2 of 9


PART I FINANCIAL INFORMATION

                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)


                                                     December 31,
                                              --------------------------
                                                 1999           1998
                                                 ----           ----
                                              (unaudited)    (unaudited)

Assets

Current assets
  Cash and cash equivalents                   $    40,269    $   130,687
  Accounts receivable                             743,467        723,509
  Deferred financing charges                       54,083              -
  Prepaid expenses                                 77,612         92,017
  Advance(s) to related parties                   201,541        160,273
  Inventory (Note 3)                            1,398,449      1,734,772
                                              --------------------------
Total current assets                            2,515,421      2,841,258

Capital assets (Note 4)                         1,362,322      1,418,033

Research and development technology                57,401              -

Investment in affiliates                          368,537        722,180
                                              --------------------------

Total assets                                  $ 4,303,681    $ 4,981,471
                                              ==========================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                               260,404        270,457
  Accounts payable and accrued liabilities        675,411        779,108
  Loan(s) from related parties                    287,998         13,333
  Convertible debentures (Note 5)                 350,000        150,000
                                              --------------------------
Total current liabilities                       1,573,813      1,212,898
                                              --------------------------

Shareholders' equity

  Common shares                               $14,501,808    $13,452,497
  Contributed surplus                             159,825        159,825
  Deficit                                     (11,447,306)    (9,554,752)
  Cumulative translation adjustment              (484,459)      (288,997)
                                              --------------------------
                                                2,729,868      3,768,573
                                              --------------------------
Total liabilities and shareholders' equity    $ 4,303,681    $ 4,981,471
                                              ==========================


See accompanying notes to the consolidated financial statements.

       3 of 9


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)


                                                 For the Three    For the Three    For the Nine    For the Nine
                                                 Months ended     Months ended     Months ended    Months ended
                                                  December 31,     December 31,     December 31,    December 31,
                                                     1999             1998             1999            1998
                                                  (unaudited)      (unaudited)      (unaudited)     (unaudited)
                                                 ---------------------------------------------------------------

Product sales                                     $  684,840       $  646,081       $2,073,185      $1,914,231
Cost of product sales                                171,116          161,520          473,958         493,559
                                                  ------------------------------------------------------------
Gross profit                                         513,724          484,561        1,599,227       1,420,672

Research and development grants                            -           78,235                -         480,630
Interest income                                          122            1,053            3,965          15,269
                                                  ------------------------------------------------------------
Net revenue                                          513,846          563,849        1,603,192       1,916,571
                                                  ------------------------------------------------------------

Expenses
  Selling, general and administrative                500,290          520,498        1,485,168       1,973,682
  Interest and bank charges                           19,738           11,087           52,905          40,095
  Management fees and salaries                        67,992           53,691          207,980         210,265
  Amortization                                        73,359           86,839          221,460         264,851
  Foreign exchange loss                                    -           21,344                -          70,849
                                                  ------------------------------------------------------------
Total operating expenses                             661,379          693,459        1,967,513       2,559,742
                                                  ------------------------------------------------------------

Operating loss                                      (147,533)        (129,610)        (364,321)       (643,171)
                                                  ------------------------------------------------------------

Equity in (loss) of affiliate                        (60,999)         (67,126)        (190,650)       (263,597)

Legal settlement costs                                     -                -                -               -
                                                  ------------------------------------------------------------

Earnings (loss) before extraordinary item           (208,532)        (196,736)        (554,971)       (906,768)

Extraordinary item, net of tax                             -                -                -               -
                                                  ------------------------------------------------------------
Net earnings (loss) for the period                $ (208,532)      $ (196,736)      $ (554,971)     $ (906,768)
                                                  ============================================================

Loss per common share before
 extraordinary item, basic and diluted            $    (0.09)      $    (0.12)      $    (0.23)     $    (0.56)
                                                  ============================================================

Loss per common share, basic
 and diluted                                      $    (0.09)      $    (0.12)      $    (0.23)     $    (0.56)
                                                  ============================================================

Weighted average number of shares outstanding      2,438,326        1,623,338        2,438,326       1,623,338
                                                  ============================================================


See accompanying notes to the consolidated financial statements.

       4 of 9

                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)


                                                     For the nine months ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       1999            1998
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

Cash provided by (used in)
 Operating activities
Loss for the period before
 extraordinary item                                $  (554,971)    $  (906,768)
Add (deduct) items not requiring a cash outlay
  Amortization                                         221,460         264,851
  Shares issued to settle lawsuits                     197,150               -
  Foreign exchange loss                                      -          70,849
  Equity in loss of affiliate                          190,650         263,597
Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                   (173,847)       (191,317)
  (Increase) in inventory                             (265,006)       (380,913)
  Increase (decrease) in accounts payable and
   accrued liabilities                                (656,248)         41,967
  Increase (decrease) in prepaid expenses               35,298          (9,860)
                                                   ---------------------------
                                                    (1,005,514)       (847,594)
                                                   ---------------------------

Investing activities
  Purchase of capital assets                           (66,336)        (58,749)
                                                   ---------------------------
                                                       (66,336)        (58,749)
                                                   ---------------------------

Financing activities
  Increase (decrease) in bank indebtedness             (10,976)         86,031
  Shares issued for cash                               754,289         200,000
  Loan from related parties                            235,550          13,333
  Convertible debentures                                15,000               -
                                                   ---------------------------
                                                       993,863         299,364
                                                   ---------------------------

Effect of exchange rate changes on cash                (37,938)         44,833
                                                   ---------------------------

Net increase (decrease) in cash during
 the period                                           (115,925)       (562,146)

Cash and equivalents, beginning of period              156,194         692,833
                                                   ---------------------------

Cash and equivalents, end of period                $    40,269     $   130,687
                                                   ===========================


See accompanying notes to the consolidated financial statements.

       5 of 9

                           THE WIDECOM GROUP INC.

Item 1.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Presentation of Interim Information

In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 1999, and the results of operations for the three months ended December 31 1999 and 1998, and cash flows for the nine months ended December 31, 1999. Interim results are not necessarily indicative of results for full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year March 31, 1999.

2     Financial Statements

The consolidated financial statements include the accounts of Widecom and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.    Inventories

Inventories are summarized as follows:-


                            December      December
                            31, 1999      31, 1998
                            --------      --------

      Raw materials        $  781,029    $1,018,699
      Work in progress        190,384        47,697
      Finished goods          427,036       668,376
                           ------------------------
      Total inventories    $1,398,449    $1,734,772
                           ========================


4.    Capital Assets

Capital assets consist of:


                               December 31, 1999             December 31, 1998
                          --------------------------    --------------------------
                                        Accumulated                   Accumulated
                             Cost       Amortization       Cost       Amortization
                             ----       ------------       ----       ------------

Machinery, plant and
 Computer equipment       $1,972,208     $1,289,609     $1,838,294     $1,002,900
Furniture and fixtures       111,107         63,801        106,331         50,358
Prototype and jigs           297,525        156,475        284,737        120,642
Land                          57,846              -         55,360              -
Building under-
 construction                433,521              -        307,211              -
                          -------------------------------------------------------
                          $2,872,207     $1,509,885     $2,591,933     $1,173,900
                          =======================================================

Net book value                           $1,362,322                    $1,418,033
                                         ==========                    ==========


       6 of 9


5.    Loans from Related Parties

During the course of the last fiscal year, Widecom's management and related consulting companies declined receipt of regularly scheduled compensation to be treated as non-interest bearing loans from those parties in order to assist Widecom's daily cash flow position and overall liquidity during the period. Widecom has chosen to accrue this aggregate indebtedness of $287,998 in this fiscal third quarter.

6.    Convertible Debentures

During the spring of 1999, Widecom completed a private offering of ten $30,000 units each one comprising 10,000 shares and $20,000 dollars in convertible notes. The total amount of the offering comprised 100,000 shares and $200,000 in convertible debentures with interest payable quarterly at 12% per annum. The common shares have all been issued.

In May of 1997, Widecom completed a financing of $250,000 through Global Bermuda via convertible debentures. All of the five $50,000 units have been converted in common shares of Widecom. In an agreement dated December 22, 1999, the final three units, inclusive of accrued interest, were exchanged for 21,310 of Widecom's common shares that are subject to transfer restrictions of 1,500 shares weekly.

7.    Share Capital

As above, in May of 1997, Widecom completed a financing of $250,000 through Global Bermuda via convertible debentures. All of the five $50,000 units have now been converted in common shares of Widecom. In an agreement dated December 22, 1999, the final three units, inclusive of accrued interest, were exchanged for 21,310 of Widecom's common shares that are subject to transfer restrictions of a maximum 1,500 shares weekly.

As above, during the spring of 1999, Widecom completed a private offering of ten $30,000 units each one comprising 10,000 shares and $20,000 dollars in convertible notes. The total amount of the offering comprised 100,000 shares and $200,000 in convertible debentures with interest payable quarterly at 12% per annum. The common shares have all been issued. 2,190 shares were also issued to one of the placement underwriters on an exercise of a placement warrant just after quarter end.

8.    Contingent Liabilities

In December 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchase of our securities from the two previously noted individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individuals co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

A Statement of Claim was filed against Widecom in 1998 for breach of sales and royalty agreement and breach of trademark and copyright issues in the amount of approximately $15.85 million. Widecom believes it has a good and meritorious defense to this claim.

Loss, if any, on the above-mentioned claims will be recorded when settlement is probable and the amount of any such settlement is estimable.


       7 of 9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Widecom's revenues are derived from product sales, which are recognized when products are shipped.

While Widecom's has received government grants in the past, it does not meet the required pre-qualification for such grants subsequent to conducting its public offering. In consideration of this fact, Widecom has shifted its research and development to an affiliated joint venture based in Montreal, Canada.

Results of Operations
Quarter Ended December 31, 1999 Compared to Quarter Ended December 31,1998

Sales for the quarter ended December 31, 1999 were $684,680, an increase of $38,759 or 6.0 % as compared to $646,081 for the quarter ended December 31, 1998. Net Revenues for the quarter ended December 31, 1999 showed a decrease of $50,003 or 8.8% as compared to $563,849 for the quarter ended December 31, 1998. This decrease occurred because our research and development reimbursements declined from $78,235 to $ nil thereby offsetting the sales increase of this quarter versus the quarter ended December 31, 1998. Widecom was unable to take advantage of on-hand orders for our 72" color scanner due to unforeseen completion and delivery difficulties. Revenue also declined due to delays in printer delivery related to ongoing improvements in our paper and ribbon loading mechanisms.

Operating expenses for the quarter ended December 31, 1999 were $661,379, a decrease of $32,080, or 4.6%, as compared to $693,459 for the quarter ended December 31, 1998. Selling, general and administrative expenses for the quarter ended December 31, 1999, decreased by $20,208 or 3.9% versus the same period in the previous fiscal year. Widecom also continues to incur legal, administration, and other related costs associated with its initial public offering and its warrant call.

Widecom's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that had been formed on the second of October 1996, for the quarter ended December 31, 1999, amounted to $ 60,999 as compared to $67,126 for the quarter ended December 30, 1998.

Liquidity and Capital Resources

Widecom's primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and to meeting operations expenses incurred in connection with the commercialization of its products. Widecom meets its working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At December 31, 1999, Widecom had working capital of $941,608, as compared to $1,628,360 at December 31, 1998. However, Widecom had only approximately $40,269 in unrestricted cash available.

Widecom's cash requirements in connection with the manufacture and marketing of its products has been and will continue to be significant. Widecom does not presently have any material commitments for any additional capital expenditures. Widecom believes, based on its currently proposed plans and assumptions, that its contemplated cash requirements for the foreseeable future will be met. In the event that Widecom's plan or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delay, problems or otherwise), Widecom may be required to seek additional financing. There can be no assurance that any additional financing will be available to Widecom if needed on commercially reasonable terms, or at all.

       8 of 9


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          None

ITEM 2.   CHANGES IN SECURITIES.
          No material change.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION.
          None.

ITEM 6.   REPORTS ON FORM 8-K and EXHIBITS
          None

Exhibit   27
FINANCIAL DATA SCHEDULE-ARTICLE 5


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE WIDECOM GROUP INC.


February 21, 2000                      /s/Suneet S. Tuli
-----------------                      ----------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President


February 21, 2000                      /s/Raja S. Tuli
-----------------                      ----------------------
Date                                      President , C.E.O


       9 of 9