Form 10KSB
period 2000-03-31
WIDECOM GROUP INC
filed 2000-07-19
CIK 922023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-KSB

       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000.


                       COMMISSION FILE NUMBER 1-13588

                           THE WIDECOM GROUP INC.
           (Exact Name of Registrant as specified in its Charter)

        ONTARIO, CANADA                           98-0139939
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

72 DEVON ROAD, UNIT #17, BRAMPTON, ONTARIO, CANADA        L6T 5B4
     (Address of principal executive offices)            (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X__

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of Widecom's common stock on the Nasdaq SmallCap Market as of March 31, 2000 and June 29, 2000, respectively, was approximately $20,663,880 and $9,201,884.

The number of shares outstanding of Widecom's common stock on March 31, 2000 and June 29, 2000 was 2,582,985 shares.

All references to "dollar" or "$" in this Annual Report are to United States dollars.

                                   PART I

FORWARD LOOKING STATEMENTS

      Certain statements in this prospectus constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We desire to avail ourselves of certain safe harbor provisions of the 1995 Reform Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this prospectus or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties, and other factors which could cause our actual results, performance, either financial or operating, or achievements to differ from the future results, performance, either financial or operating, achievements expressed or implied by those forward looking statements. These future results are based upon management's best estimates of current conditions and the most recent results of our operations.

      The statements appear in a number of places in this prospectus and include statements regarding our intent, belief or current expectations, and those of our directors or officers with respect to future revenues, product development, the future of the wide format document system industry, and other matters. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including those discussed throughout this prospectus.
These risks include, but are not limited to, risks associated with recent and accumulated losses, need for additional financing, competition, conflicts of interest, limited operating history, dependence upon one product line, and other risks detailed in this Form 10-KSB and other Securities and Exchange Commission filings, including filings Form 10-QSB as well as recently filed Reports on Form 8-K, if any, each of which could adversely affect our business and the accuracy of the forward looking statements contained herein.

ITEM 1. DESCRIPTION OF BUSINESS

The Widecom Group, Inc. ("Widecom")
-----------------------------------

We design, assemble and market high-speed, high-performance document systems that transmit, receive, print, copy and/or archive wide format documents, such as blueprints, schematics, newspaper layouts and other mechanical and engineering drawings. Our products include a 36" wide format scanner, a 54 inch wide scanner and a 72 inch wide scanner, a 36" wide format copier and a 36" wide format plotter/printer. We also market a modular digital multi-function unit which incorporates a scanner module, a plotter module, optional internal modems and software to permit the unit to interface with a personal computer and combine scanning, printing, facsimile and copying functions in one unit.

We design our document management systems in response to perceived market demand for systems that facilitate the efficient management and transmission of wide format documents. Our primary market is for architectural, engineering and construction applications. In addition, we also market our products for use by manufacturers in the garment, woodworking and graphic arts industries, utilities and government agencies and for applications in newspaper and advertising industries. Although our product markets are highly specialized and although we have not conducted any formal market studies as to the potential demand for wide format document systems, we firmly believe that the world-wide market for wide format document systems is emerging as a result of increasing demand for systems which can more efficiently scan, copy, print, transmit, receive and archive wide format documents. Our products provide attractive alternatives to traditional methods used to permit multiple consumers in different locations to view wide format documents. We believe our products are more time and cost-efficient than outmoded methods such as overnight couriers delivering copies of a document or microfiche reproduction.

On October 2nd, 1996, Widecom formed a research and development consortium known as 3994340 Canada Inc., operating as Technologies NovImage, with an economic development agency of the Province of Quebec. All of our primary research and development activities are now conducted through NovImage, which activities are expected to qualify for partial funding from governmental agencies. Our capital investment in NovImage was approximately US $1,875,000 each, for which we received 450 shares of the Class A common stock of NovImage. This consideration was paid for by cash derived from our working capital.

We currently maintain general business and products liability insurance. We do not maintain directors and officers liability insurance.

Products
Widecom SLC936-C Color Scanner

The SLC936-C is a wide format scanner capable of scanning documents up to 36" wide. Our new 24 bit scanners are available in color and monochrome models and offer Small Computer System Interfacing with personal computers to enable the user to scan images into the personal computer for display, editing and archiving. First generation scanners were able to process monochromatic images only. The second-generation SLC436-C, introduced in May 1996, represented our first low-cost wide format color scanner capable of scanning 36" by 48" documents at a resolution of 400 dpi in under thirty seconds for monochrome images, and under eight minutes for full color images.

The new SLC936-C and SLC936+ monochrome scanner were introduced in late 1998 and possess resolution capabilities of up to 900 dpi. The resolution capabilities of our scanners results in our products being able to read an image with resolution capabilities of greater that 200 dots per inch, which is the traditional limit. Through this technology, the software subdivides the image into a greater number of dots in the specific area. This generation of SLC936 series scanners also provides the industry standard Small Computer System Interface, which overcomes compatibility problems with the proprietary interface of the SLC 436 series scanners, associated with Intel's Pentium II(TM) processors. These products offer high speed, high quality scanning capacity to Geographic Information Systems, Engineering Document Management Systems, Reprographic and graphic arts applications with high fidelity to complex originals. The SLC936 Series offer a four times faster throughput speed than the previous SLC436 and SLC836 models.

To capture the image of a wide format document, our scanners employ our exclusive technology where one head moves in a straight line in contact with the paper. In contrast, traditional technology employs multiple lenses, which do not touch the paper. The contact scanner consists of a 36" fiber optic array, 8mm computer chips aligned to create a 36" length light sensor, a 36" light emitting diode array and software designed to enhance the scanned image by removing deteriorations from the document being reproduced and interface the scanner with a personal computer. The fiber optic array acts as a lens and focuses the image on computer chips, which read the image. Because these computer chips contain pixels larger than those of chips used in other scanners manufactured by other companies, our contact scanners require less light exposure and, therefore, operate faster than other scanners.

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

Traditional document scanners employ camera based lenses that are only capable of scanning documents up to 12" wide. Traditional wide format scanners employ multiple camera lenses to capture portions of a document's image and integrate the images to reproduce a wide format document. The reproduced document can be distorted by camera-based scanners, particularly at the edges, and misaligned at the center as a result of the use of multiple lenses, thereby limiting the reliability and usefulness of the reproduced document. We believe that our software and exclusive scanner technology, which enable a single scanner head to come in contact with the paper, enable our products to scan and reproduce documents with vastly improved clarity and accuracy.

SLC1036

We have adopted a vertical orientation in our products to facilitate a greater spectrum of end user preferences and increase our market share. During the last fiscal year, we introduced the SLC1036; a more advanced model of our color scanner that is marketed along side our SLC936 product. Capable of direct Scan-to-File and Scan-to-Print functions, the SLC1036 has throughput of over 4 inches per second at 400 dpi resolution. At the monochrome setting, the SLC1036 is capable of scanning a 36" x 48" monochrome image in less than 12 seconds. The SLC1036 is twice as fast on scans and output and is available for a 30% premium in price over our 936 models and at less than half of the price of the next fastest competitor's scanner. The resolution of our SLC1036 is up to 1000 dpi. This scanner also employs our exclusive technology that permits the scanner head to come into contact with the paper.

SLC972

We also recently announced ongoing development of our super wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to six feet wide (72 inches)with thickness ranging up to 1/2". We anticipate a significant performance and overall document capacity advantage over similar priced competitor models. We are now able to address all of the tiers in the large format market including automotive, aircraft and marine design applications. The SLC972 has scanning resolutions of up to 900 dpi and is capable of direct interfacing with assorted application specific software and functions well with most thermal ink-jet printers/plotters.

SLC954

We also announced ongoing development of another ultra-wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to four and -a-half feet wide (54 inches)with thickness ranging up to 1/2".

We anticipate a significant performance and overall document capacity advantage over similar priced competitor models. We are now able to address all of the tiers in the large format market including automotive, aircraft and marine design applications. The 954 has scanning resolutions of up to 800 dpi and is capable of direct interfacing with assorted application specific software and functions well with most thermal ink-jet printers/plotters. We commenced formal delivery of the 954 model during the last quarter of fiscal year 2000.

Plotter/Printer (WC 936P)

We introduced the WC436P, a plain paper plotter late in fiscal 1998. This product was designed to print an image at a speed of 2 inches per second. This was replaced in January 1999 with the WC936P, which offered a Small Computer System Interface. The WC 936P incorporates our new print heads that enable the plotter to print in increments of 400 dpi. This plotter is designed to incorporate a thermal transfer ribbon coated with a wax-like printing substance which, when heated by energy passing through the pixels on the print head, melts onto the paper to reproduce the document's image. The plotter, without the thermal transfer ribbon, would function as a traditional thermal plotter.

The WC 936P is a wide format plotter capable of printing a document up to 36" wide x 325' in length. Widecom's Plotter/Printer interfaces with a personal computer to enable the user to print images directly from the personal computer. The Plotter/Printer prints wide format documents on various media including mylar, matte film and bond paper.

Modular Digital Multi-Functional Unit (WC 936 C/P)

The Widecom WC 936 C/P consists of a scanner module and a plotter/printer module integrated into one unit. Together, these modules perform scanning, printing and copying functions. The user of a Widecom scanner or a Widecom Plotter/Printer can upgrade either machine to the unit by purchasing and connecting the other module.

The unit features high speed, high quality printing, copying and scanning at over two inches per second and with resolution at 400 dots per inch. Indirect thermal printing using thermal transfer ribbons saves time and money with increased uptime and productivity.

This new unit facilitates practical entry into the digital copier environment for users with lower volume requirements. This new unit is also extremely compact in comparison to similar functioning products from other manufacturers. This Widecom Copier/Printer incorporates original and copy catch trays into its stand-alone set up and uses a single media roll. This product has Windows(TM) and AutoCad(TM) compatible applications enabling digital scanning and storage of color and monochrome images and production of multiple copies, collated sets and image size control including reduction and enlargement capabilities.

Original Equipment Manufacturers Components

We manufacture our own scan and print heads that possess our proprietary technology which employs an array of sensor chips and are now making them available to original equipment manufacturers for use in their products. This technology combines a light emitting diode array with computer chips, which can sense or read the image. A 12" OEM scan head was custom-developed by us for a specific departmental scanner manufacturer to facilitate automated form processing. We expect to secure additional OEM agreements for other product subassemblies created from all or most of our core-level technologies.

Software and Accessories

We sell several software drivers for our products that, on request of the customer, may include third party software libraries. We also sell accessories for use in connection with our complete product line, including various types of paper and film for the plotter/printers and the copiers. Sales of accessories have not been material to date and are not expected to be material in the near future.

Formation of New Posternetwork Business Line

Widecom has recently established a majority owned subsidiary named Posternetwork.Com, Inc., to engage in the business line of providing customers with an Internet-based online printing service offering customized, fast, inexpensive poster-size reproductions. Posternetwork intends to create posters, large photographs, signs and other wide-format prints to customers who provide deliver to a digital or analog images to the its web site.

Widecom anticipates that Posternetwork will commence offering services through its Posternetwork.com Internet site during the coming fiscal year. We intend to market the Posternetwork services through traditional print and media advertising and banner advertising and links on other Internet provider home pages. To date, Posternetwork's operations have been limited to organizational activities and financing.

Acquisition of Diprin, Inc.

At our annual shareholders meeting on January 27, 1999, our independent and unrelated shareholders approved the acquisition of Diprin, Inc., an Ontario corporation wholly owned by Widecom's President and Chief Executive Officer, Mr. Raja S. Tuli. Diprin was acquired in exchange for 125,000 shares of Widecom's common stock. The value of the shares given in exchange was $93,750. Diprin had been actively researching and developing portable photo-printer technology for which a patent application is currently pending. We believe that the cost of this technology is extremely low in comparison to the potential revenues to be derived from potential sales of the portable photo-printer and additional potential revenue from consumables that will be marketed along with the product.

Marketing and Sales

Our primary marketing strategy is to sell our products in targeted commercial markets in which wide format document systems are believed to have potential for significant applications. We believe that architectural, engineering and construction firms, for which reproduction, archiving and transmission of wide format documents are essential, is our primary market. We also market our products for use by manufacturers in the garment industry, utilities and government agencies and applications in the newspapers and advertising industries. We believe that our products are used by consumers in these markets for a variety of applications, including the transmission of construction plans, architectural drawings, newspaper and advertising layouts and clothing patterns.

We establish beneficial marketing relationships by engaging independent distributors and dealers to market our products in various regions throughout the United States and in foreign markets. As of March 31, 2000, we had arrangements with approximately 90 distributors, dealers and sales agents. We have written agreements with approximately 75% of them. Generally, our distributor agreements are for a term of two to three years and grant the distributor the right to market our products within a specified territory during the term of the agreement.

We sell products to distributors at discounts when compared to end user price of the products. These discounts rarely exceed 40% of the list price and rarely approach 25%. For the years ended March 31, 1998, 1999 and 2000, our five largest distributors accounted for approximately 43.1%, 20.3% and 27.7%, respectively, of our overall product sales.

No single distributor represented more than 15% of our sales for our fiscal year ended March 31, 2000. During the years ended March 31, 1998, 1999 and 2000, sales by distributors accounted for approximately 93.9%, 94.7% and 96.4%, respectively, of our product sales. We support our U.S. and international distribution channels through regional sales managers that are all presently located in the U.S and Canada.

A substantial portion of our sales has been made to foreign markets, primarily to Europe, the Middle East and Asia. The following table sets forth the amount of our sales by geographic region. Sales amounts are expressed both as a dollar amount and as a percentage of product sales for the indicated period:

REGIONAL SALES BREAKDOWN


                                              YEAR ENDED MARCH 31,
                        -----------------------------------------------------------------
                               1998                   1999                   2000
                        -------------------    -------------------    -------------------
REGION                    AMOUNT        %        AMOUNT        %        AMOUNT        %
------                    ------       ---       ------       ---       -----        ---

United States           $1,246,270     43.1    $1,338,704     52.0    $1,535,204     59.9
Middle East & R.O.W.       312,042     10.8       200,711      7.8       117,733      4.6
Asia                       322,685     11.2       583,077     22.6       286,394     11.2
Europe                     686,478     23.7       241,708      9.4       355,385     13.9
Canada                     322,968     11.2       211,735      8.2       267,559     10.4
                        ----------    -----    ----------    -----    ----------    -----
Total                   $2,890,443    100.0    $2,575,935    100      $2,562,275    100.0
                        ==========    =====    ==========    =====    ==========    =====

Warranty, Service and Maintenance

We offer a 90-day limited warranty, which can be extended for a term of up to one-year. This limited warranty covers the workmanship and parts. During the term of the warranty of products sold directly by us, we will repair our products and replace parts that become defective due to normal use. During the term of the warranty of products sold by distributors, we will replace parts that become defective due to normal use. The distributor is responsible for servicing the product.

We provide a warranty to distributors for a period expiring on the earlier of twelve months following the distributor's purchase of the product and three months following the distributor's sale of the product. We train our in-house service engineers and certain distributors to enable them to service and maintain our products.

We also operate a toll-free telephone line during normal business hours to respond to distributors and user inquiries about the operation, service and maintenance of our products. We operate and monitor an E-mail box which distributors and users can access to receive such assistance.

Manufacturing

We subcontract certain manufacturing operations, such as the production of our proprietary printed circuit boards or machine enclosures, to outside suppliers. Off-the-shelf items, such as integrated circuits, modems, rollers, gears and liquid crystal displays, are acquired directly from vendors. We believe that alternative sources of supply for all of our components and custom parts are readily available on commercially reasonable terms. We do not maintain supply agreements with any of our suppliers or subcontractors. We purchase components and custom parts in the ordinary course of business. Most of the components are acquired in the United States and shipped to our manufacturing facility in a free trade zone in India. Quality control and adjustments are also conducted at our Indian facility.

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

We compete with numerous well-established foreign and domestic companies that market or are developing wide format document systems. Our competitors include:

      1. Contex Corporation, Vidar Systems Inc., Oce and Colortrac Corporation in the market for wide format scanners;

      2. Encad Corporation, Hewlett Packard Company, Oce and Mutoh Corporation in the market for wide format plotters; and

      3. Xerox, Katsuragawa Company and Oce in the wide format printer and copier market.

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

In addition, the markets for our products are characterized by rapidly changing technology and evolving industry standards. This often results in rapid product obsolescence or shortened product lifecycles. As a result, our ability to compete may be dependent upon:

      *    our ability to continually enhance and improve our products;

      * to complete development and introduction into the marketplace of our new products in a timely manner; and

      *    to successfully develop and market these new products.

There can be no assurance:

      *    that we will be able to compete successfully;

      * that competitors will not develop technologies or products that could render our products obsolete or less marketable; or

      * that we will be able to successfully enhance our existing products or develop new products to continue to compete.

Research and Development

In October 1996, Widecom formed a research and development consortium named Technologies NovImage with Innovatech, an economic development agency of the Province of Quebec. We are now conducting all of our research and development activities at that facility. NovImage's activities are expected to continue to qualify for partial funding from governmental agencies. The research and development activities conducted by NovImage on our behalf are primarily focused on plotter, scanner and copier technologies.

The plotter research at NovImage is concentrated in two areas. First, NovImage is researching the development of a high speed, high quality wide format color plotter/printer. NovImage is also working to improve printer resolution and develop thermal transfer mechanisms for incorporation into the plain paper plotter, including color printing capabilities. Our scanner research is presently focused on the development of color scanning capabilities and the enhancement of scanner image quality.

NovImage has completed development of a color-scan chip intended to be incorporated into a future model scanner to provide color scanning capabilities at speeds of under 30 seconds compared to approximately eight minutes with earlier generation scanners. This new chip is designed to combine four computer chips to sense or read the primary colors as well as black. As a result, the next generation scanners are expected to be able to function both as a color scanner and as a monochrome scanner.

As of the end of the first fiscal quarter of fiscal year 2001, Innovatech has requested conversion of 4/5 of its holdings in Novimage into Widecom common stock. The closing on this transaction will close subsequent to our present reporting period.

The combined research and development expenditures for Widecom and NovImage for the 2000 fiscal year was $1,466,932. We approved a small increase in the prices of our products to reflect these costs.

Intellectual Property

We rely upon intellectual property and employ various methods to protect the ideas, concepts and documentation of our proprietary technology. These methods include nondisclosure agreements with our employees and distributors. However, these methods may not afford complete protection. There can be no assurance that our competitors or customers will not be able to independently develop such know-how or otherwise obtain access to our know-how, ideas, concepts and documentation. We presently hold one patent and have filed several other patent applications relating to various aspects of our technology.

There can be no assurance that any further patents will be issued to us or, if issued, that such patents would afford us any competitive advantage. In any event, there can be no assurance that future patents, if any, could not be circumvented or otherwise invalidated.

In addition, some aspects of the technologies embodied in our products are generally available to other manufacturers. We are not presently aware of any infringement on the proprietary rights of others in any of our products. We have not, however, conducted any formal investigation as to any possible infringement(s). There can be no assurance that third parties will not assert infringement claims against us in connection with our products, nor that any assertion of infringement will not result in litigation.

We are also unable to speculate as to our chances for success in the event of any infringement-related litigation or our potential ability to license any infringed patents of third parties on commercially reasonable terms, or at all. If our technologies were found to infringe another party's rights, we could be required to modify our products or obtain a license. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all. Further, there can be no assurance that we would have the financial or other resources necessary to successfully defend a claim for the violation of proprietary rights.

We have not yet formally filed for copyright protection of our software and may not pursue such activities in the future. We hold a registered trademark with the United State Patent and Trademark Office.

We have licensed our pending and approved patents, trademarks, copyright material and all of our technology relating to our scanner and plotter manufacturing technology and software to NovImage for research and development purposes. NovImage is attempting to develop improvements, modifications, additions or alterations to that Intellectual Property and to develop new products. In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted us an exclusive perpetual worldwide license, except for the Province of Quebec, Canada. This license allows us to use improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by NovImage. NovImage retained these rights with respect to the Province of Quebec, Canada. We have no other restrictions on our sales and marketing activities in Quebec.

Employees

As of March 31, 2000, our North American operations had 13 full-time employees, including sales staff and administrative personnel. We also employ 146 people at a manufacturing facility in India and work with our wholly owned Indian subsidiary. Neither Widecom nor our subsidiary is a party to any labor agreements and none of our employees are represented by a labor union. At present, we believe our employee relations to be satisfactory.

Effect of Government Regulation

Compliance with laws and regulations governing our business can be complicated, expensive, and time-consuming and may require significant managerial and legal supervision. Failure to comply with such laws and regulations could have a materially adverse effect on our business. Further, any changes in any of these laws and regulations could materially and adversely affect our business. There is no assurance that we will be able to secure on a timely basis, or at all, necessary regulatory approvals in the future. At present, environmental compliance issues do not have a material effect on the management and earnings of our business, nor is any change anticipated.

Enforcement of Civil Liabilities

Our headquarters are located in, and our officers, directors and auditors are residents of Canada. Further, a substantial portion of our assets are, or may be, located outside the United States. Accordingly, it may be difficult for investors to effect service of process within the United States upon non-resident officers and directors, or to enforce against them judgments obtained in the United States courts predicated upon the civil liability provision of the Securities Act of 1933, as amended or state securities laws. However, there is doubt as to the enforceability in Canada against us or against any of our directors, controlling persons, officers or the experts named herein, who are not residents of the United States, in original actions or in actions for enforcement of judgments of U.S. courts, of liabilities predicated solely upon U.S. federal securities laws. Service of process may be effected, however, upon our duly appointed agent for service of process. If investors have questions with regard to these issues, they should seek the advice of their individual counsel.

Item 2. Description of Properties

In February 1996, we purchased property in the Noida Export Processing Zone, a Free Trade Zone located near New Delhi, India. The purchase price was approximately $67,500 and we are building a manufacturing facility of approximately 24,000 square feet with estimated construction costs of approximately $500,000. Clean-room facilities and other special infrastructure within the building are estimated to cost an additional $200,000 by completion. We expect that the project should be completed in the next fiscal year. Upon completion of construction of our new manufacturing facility, we intend to transfer the majority of our manufacturing operations to the new facility.

We lease the following properties:

      1,050 square feet at 72 Devon Road, Unit #17, Brampton, Ontario, Canada, under a one-year lease entered into in 2000, and

      7,000 square feet in the Free Trade Zone. The current annual rents are $23,357.64 and $15,200, respectively.

In addition, we currently lease a sales and service facility in Pittsburgh, Pennsylvania, at a monthly rent of $2,400.00. The current annual rental rate of this facility is approximately $28,800.

Although we believe that our present facilities are adequate for our current level of operations, we will likely need to increase our manufacturing capabilities in the event of any substantial increase in demand for our products.

Item 3. Legal Proceedings

On December 20, 1996, two individuals, John Keenan and Vincent DiGiulio, filed a lawsuit in the United Stated District Court for the District of Rhode Island, seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three shareholders have also commenced related litigation, alleging purchases of our securities from the previously noted two individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individual co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

On or about February 27, 1997, plaintiff Brett Whiton commenced an action on behalf of himself and a class against Widecom, Raja S. Tuli and Suneet
S. Tuli in the United States District Court for the Southern District of New York. The complaint alleged improper conduct with respect to the arrangement of the redemption of certain warrants. The action was settled, along with two substantially similar class actions. In consideration of the settlement, we agreed to issue one replacement warrant for each warrant held by the class members on February 10th, 1997 and sold by the members prior to the close of business on March 5th, 1997. The number of warrants for this arrangement was 94,677 and have been replaced by the issuance of 109,471 shares of common stock according to the terms of the amended settlement agreement approved in the spring quarter of fiscal 1999.

Another shareholder's action commenced on or about March 10, 1997, in the Superior Court of the State of California was resolved by an initial transfer of 37,500 shares to the plaintiffs, which was ratified by our board of directors in November, 1997. A final issuance of 18,748 additional shares occurred in May, 1999.

We have been served with legal papers claiming breach of contract under two specific joint venture and development agreements to use and distribute various iterations of software components, which the claimant alleges is its sole property. The title of the action is Nexsys Consulting, Inc. and Tern Solutions Group Corp. v. The Widecom Group, Inc. The action claims damages for breach of contract and copyright and trademark infringement. The claim seeks a total of $15.85M in damages and is currently pending in the Superior Court of Justice of the Province of Ontario. We believe that our prospects for a successful result are strong and that settlement options also remain viable. The action is presently scheduled for mediation in September, 2000.

Any such significant litigation matter is set out in the contingent liabilities section of our annual financial statements.

We are also involved in a number of small litigation matters relating to disagreements with certain of our suppliers, which are currently pending and being handled by our in-house counsel. These matters are neither significant nor material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January, 27, 1999, an annual shareholders meeting was held wherein, via proxy vote or otherwise, a majority of our shareholders carried four specific resolutions detailed as follows:

      1) Approval of a one for four 1:4 reverse split of our common stock;
      2)   Approval of the acquisition of Diprin Inc., an Ontario
           Corporation wholly owned by one of our principals (with abstention of all related Board members);
      3)   Approval of the re-election of our existing Board of Directors;
      4) Approval of a proposal to conduct a private placement to raise capital funds.

No matters were submitted to a vote of our security holders during our fiscal year ended March 31, 2000.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock and warrants are quoted on the Nasdaq SmallCap Market under the symbols "WIDE" and "WIDWF", respectively, and on the Boston Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for our common stock and warrants as reported through March 31, 2000 and June 29, 2000. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. We have not paid any cash dividends since inception, and intend to retain earnings, if any, in the foreseeable future for use in our continued expansion. The approximate number of registered holders of record of our common stock and warrants at March 31, 2000 was 98 and 16. Our advisers firmly believe that the actual number of beneficial holders of our common stock and warrants is in excess of 500.


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

Third Quarter (July 1-Sept.30/98)     2           1/2        *        *

Fourth Quarter (Oct.1-Dec.31/98)      1 7/8      15/16       *        *

1999        (1:4 Reverse Split-January 29/99)

First Quarter (Jan.1-Mar.31/99)       2 3/4     1 1/4        *        *

Second Quarter (Apr.1-June 30/99)    10 1/2     1 1/4        *        *

Third Quarter (July 1-Sept.30/99)    10 3/8     6 3/4        *        *

Fourth Quarter (Oct.1-Dec.31/99)    17 1/4      5 3/8        *        *

2000
First Quarter (Jan.1-Mar.31/00)     10 3/8      7            *        *

Second Quarter (Apr.1-June 30/00)    7 7/8      3 5/8        *        *


*= No formal market for warrants
--------------------------------

During fiscal 1999, our shareholders approved a private offering of ten specific units each comprising 10,000 of our common shares and a convertible note exercisable at $2.00 per share for the remainder. 9.5 units of the offering closed in fiscal 1999 and one-half unit (5,000 shares only) closed in the first quarter of fiscal 2000. Additional shares of our common stock can be purchased at $1.20 per share on the exercise of placement agent warrants. During fiscal 2000, only 2,190 of these additional underlying shares were issued.

During fiscal 2000, the board of directors approved a further private offering, in straight equity, of 325,000 of our common shares at $2.00 per share that was fully subscribed. This offering provided for a maximum over-allotment of 12,500 additional shares that were also issued during fiscal 2000.

SELECTED FINANCIAL DATA
-----------------------

STATEMENT OF EARNINGS DATA:


                                        YEAR ENDED MARCH 31,
                               --------------------------------------
                                  1998          1999          2000
                                  ----          ----          ----

Total Revenue                  $3,053,804    $3,075,609    $2,572,711
Product Sales                   2,890,443     2,575,935     2,562,275
R & D grants                       24,567       479,821           nil
Total Expenses                  5,487,826     4,708,600     3,845,337
Net Earnings (Loss)            (3,335,865)   (2,244,351)   (1,500,840)
Net Earnings(loss)per share         (2.36)        (1.28)        (0.61)
Weighted average shares
outstanding                     1,416,047     1,749,386     2,443,730

BALANCE SHEET DATA:


                                               MARCH 31,
                               ------------------------------------------
                                  1998           1999            2000
                                  ----           ----            ----

Working Capital                $1,429,046         229,470         237,653
Total Assets                    5,651,190       4,278,216       3,435,361
Total Liabilities               1,414,246       1,970,893       1,568,610
Retained earnings(deficit)     (8,647,983)    (10,892,334)    (12,393,174)
Shareholders' equity            4,236,944       2,307,323       1,866,751


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, we have generated limited revenues from operations and have not yet achieved significant profitability. Our revenues are primarily derived from product sales that are recognized for accounting purposes when products are shipped.

Commercialization of our WC936 copier systems late in fiscal 1998 had only a small material impact on our revenues for the fiscal year 2000. During the year, sales of printers and scanners were $226,092 and $2,160,459 respectively.

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

We were aware of the potential year 2000 or "Y2K" problem and had reviewed our computer software and hardware, which are critical to the our operations and preparation of our financial statements, and made plans for action, as required, prior to the year 2000, to avoid significant errors in our accounting records and any adverse effects on business operations. There were no material impacts due to such concerns during the fiscal year 2000.

In February 2000, we established a majority-owned subsidiary, Posternetwork.COM Inc., to engage in the business line of offering an online printing service. Posternetwork is currently engaged in organizational and financing activities.

GOVERNMENT SPONSORED PROGRAMS

During 1997, a change in Canadian Tax legislation substantially reduced the amount of subsidy available on Research and Development performed by publicly traded companies. Subsidies of this nature have represented a substantial portion of our revenue in the past. As noted earlier in Part I, our research and development is conducted by Technologies Novimage whose nature entitles us to receive grants in excess of 40% of qualified research expenditures. Products derived from the research are then licensed back to us at a nominal royalty of 0.5% of sales of those products. The formation of NovImage allows us to obtain a substantial increase in the amount of research that can be performed and at a lesser more beneficial cost.

IMPACT OF CURRENCY EXCHANGE RATES

We conduct a substantial portion of our business in foreign currency, primarily the Canadian dollar and, to a lesser extent, the Indian rupee. To date, fluctuation in foreign currency exchange rates have not had a significant impact on our results of operations. Fluctuations in the exchange rates between the United States dollar and the Canadian dollar or Indian rupee, however, could have an adverse effect on our operating results in the future. We may seek to limit our exposure to the risk of currency fluctuations by engaging in foreign currency transactions that could, however, expose us to substantial risk of loss. We have limited experience in managing international transactions and have not yet formulated a strategy to protect us against any profound currency fluctuations. There can be no assurance that fluctuations in foreign currency exchange rates will not have a significant impact on our future operating results.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

Revenues for the year ended March 31, 2000 were $2,572,711, a 16% decrease, as compared to $3,075,609 for the year ended March 31, 1999. This decrease was attributable to a non-recurring research and development grant of $479,821 in the previous year, while product sales remained substantially the same.

Operating expenses for the year ended March 31, 2000 were $3,845,337, a decrease of $863,263, or 18%, as compared to $4,708,600 for the year ended March 31, 1999. The decrease in operating expenses, is primarily attributable to decreases in selling, general and administrative ("SG&A") costs.

The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the USA. Total research and development expenditures incurred by NovImage and WideCom was $1,466,932, which we expect to substantially decline as the products being developed by our subsidiaries Posternetwork and Diprin reach completion.

YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

Revenues for the year ended March 31, 1999 were $3,075,609, an increase of $21,805 or 0.7%, as compared to $3,053,804 for the year ended March 31, 1998. This increase was attributable to additional research and development grants of $455,254, which were partially offset by a decrease in interest income of $118,941.

Operating expenses for the year ended March 31, 1999 were $4,708,600, a decrease of $779,226 or 14.2%, as compared to $5,487,826 for the year ended March 31, 1998. Operating expenses also decreased as a percentage of revenues from 179.7% for the year ended March 31, 1998 to 153.1% for the year ended March 31, 1999. The decrease in operating expenses, both in absolute dollars and as a percentage of revenues, is primarily attributable to decreases in research and development expenditures and selling, general and administrative ("SG&A") costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the acquisition of inventories and to meet operating expenses incurred in connection with the commercialization of our products. Until our initial public offering, we had satisfied our working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At March 31, 2000, we had working capital of $237,653, as compared to $229,470 at March 31, 1999.

Our cash requirements in connection with manufacturing and marketing will continue to be significant. We do not have any material commitments for capital expenditures. We believe, based on our current plans and assumptions relating to our operations, projected cash flow from operations should be sufficient to satisfy our contemplated cash requirements for the foreseeable future. In the event that our plans or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), we could be required to seek additional financing sooner than currently anticipated. There can be no assurance that this additional financing will be available to us when needed, on commercially reasonable terms, or at all.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities (amended SFAS No. 133).

Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position will be unaffected by implementation of the standard.

ITEM 7. Financial Statements

The following financial statements of The WideCom Group Inc. are included:

      Report of Chartered Accountants;
      Consolidated Balance Sheets as of March 31, 2000, 1999;
      Consolidated Statements of Operations for the years ended March 31,
       2000, 1999, 1998;
      Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000, 1999, 1998;
      Consolidated Statements of Cash Flows for the years ended March 31,
       2000, 1999, 1998;
      Summary of Significant Accounting Policies; and
      Notes to Consolidated Financial Statements.

Item 8. Change in Accountants

On June 15, 1999, our Board of Directors determined that it would be in the our best interests to cease our relationship with our independent accountant and auditors, BDO Dunwoody, LLP, which acted as our independent accountant and auditors with respect to the our financial statements for the previous two fiscal years ended March 31, 1998.

The replacement of BDO Dunwoody, LLP was recommended and approved by our Board of Directors and is not the result of any disagreement with BDO Dunwoody, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

During the last two fiscal years no report issued by BDO Dunwoody, LLP contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the last two fiscal years and subsequent periods, there were no disagreements with BDO Dunwoody, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure nor any dispute between Widecom and BDO Dunwoody, LLP with respect to the Company's status as a "going concern."

Effective June 15, 1999, our Board of Directors determined that it would be in our best interests to retain the services of Schwartz, Levitsky, Feldman, LLP to replace BDO Dunwoody, LLP as our independent accountant and auditors. The firm audited our financial statements included in our Form 10-KSB for our fiscal years ended March 31, 1999 and March 31, 2000.

We intend to have Schwartz, Levitsky, Feldman, LLP continue to serve as our accountant and auditors for the fiscal year ending March 31, 2001.

PART III

ITEM 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:


NAME                       AGE    POSITION

Raja S. Tuli               34     President, Chief Executive Officer and Director

Willem J. Botha            64     Chief Financial Officer and Treasurer

Suneet S. Tuli             32     Executive Vice President, Secretary and Director

Lt. Colonel K.C. Sharma    59     Director

Dr. Ajit Singh             59     Director

Bruce D. Vallillee         79     Director

</TABLE

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

Suneet S. Tuli has been Executive Vice President, Sales and Marketing, and corporate Secretary since September 1993 and one of our director's since
October 1992. He was our Marketing manager from June 1990 to August 1993.
Mr. Tuli received a Bachelor of Science degree in Civil Engineering from the University of Toronto in April 1990 and is a resident Canadian national. Mr. Tuli is the brother of Raja S. Tuli.

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

Under Ontario law, a majority of our directors must be resident Canadians.
A resident Canadian is defined, generally, to be an individual who is (i) a Canadian citizen ordinarily resident in Canada, (ii) a Canadian citizen not ordinarily resident in Canada who is a member of a prescribed class of persons, or (iii) a permanent resident within the meaning of the Immigration Act (Canada), and ordinarily resident in Canada. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. There is only one currently standing committee of the Board of Directors, that being the Audit Committee.
Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

None of our directors received any compensation for such services as a director during our year ended March 31, 2000. Directors who are Widecom employees receive no compensation for serving on the Board of Directors.
Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation we have paid or accrued for the benefit of those persons earning over $80,000.00 USD and serving as one of our corporate officers for the year ended March 31, 2000:

                       2000 SUMMARY COMPENSATION TABLE



Name                  Salary & Commission    Consulting Fees    Shares In Lieu      Total

Raja S. Tuli                $42,449             $58,406 (1)          nil          $100,855
(President & C.E.O.)

Suneet S. Tuli              $48,980             $57,143 (1)          nil          $106,123
Secretary, V.P.-
Sales & Marketing)

--------------------
<F1>  Such amounts were paid by Widecom to a consulting company owned by the respective officers of the company for the year ended March 31, 2000.

During the fiscal year ended March 31, 1997, we amended our Employee Stock Option Plan that allows issuance of options to purchase up to 125,000 shares of Widecom's stock. The Plan is designed to attract, retain and motivate persons to provide us with services and to increase the alignment of their interests with those of our Stockholders.

The Plan allows the Board, at its discretion, to grant options to purchase shares of our Common Stock at the fair market value of such shares on the date the option was granted. Options may be granted to any "Eligible Person," including any of our directors, officers, employees or those of an affiliate, or any of our consultants or insiders (as defined in the Plan) of any of our affiliates. The Board also has the authority under the Plan to determine the number of shares subject to each option, the expiration date of each option and the extent to which each option is exercisable from time to time during its term.

The options expire ten years after the date they are granted, or at such other date as may be provided for in the Plan. Individual option agreements may allow an optionee who retires or terminates service with the consent of the Board of Directors to exercise his or her option(s) within six months of such retirement or termination. If the optionee is terminated for cause, the optionee may not exercise the option following such termination. Following a June 27, 2000 amendment in the exercise price of the options under the plan, the current exercise price of those options is now $4.00 USD.

An aggregate of 125,000 shares of Common stock (subject to adjustment as provided in the Plan) were available under the Plan and such shares subject to options which terminate unexercised will be available for future option grants. At present, all of the employee stock options available under the plan are fully allocated.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 2000, information as to (i) the Common Stock beneficially owned by all directors, nominees and named executive officers, (ii) the Common Stock beneficially owned by any person who is known by us to be the beneficial owner of more than five percent of our Common Stock.


                                            Amount and
                                            Nature of        Percentage of
                                            Beneficial       Outstanding
Name and Address of Beneficial Owner (1)    Ownership (2)    Shares Owned
----------------------------------------    -------------    -------------

Raja S. Tuli                                540,437(3)          20.9%
Lakhbir S. Tuli                             111,533              4.32
Suneet S. Tuli                              222,207(4)            8.6
Dr. Ajit Singh                                  ---               ---
Bruce Vallillee                                 ---               ---
Willem J. Botha                                 ---               ---
All executive officers and directors
as a group (six persons)                    874,177(2)(3)(4)    33.84%

--------------------
<F1>  Unless otherwise indicated, the business address of each beneficial owner is 72 Devon Road, Unit #17, Brampton, Ontario, Canada, L6T 5B4.
<F2>  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised.
<F3>  Includes (i) 50,000 Common Shares issuable upon exercise of currently exercisable options at a price of $4.00 per share and 12,500 shares issuable upon exercise of currently exercisable warrant at a price of $4.00 per share, and (ii) 8,125 shares owned by Diversified Investors Capital Services of North America, Inc., a New York corporation, 16,875 shares owned by Pyrotech Limited, a Cayman Islands corporation, and 1,223 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a stock exchange agreement. Also includes 40,810 shares held by RST Consulting Ltd.
<F4)  Includes 12,500 Common Shares issuable upon exercise of currently exercisable options at a price of $8.50 per share and 12,500 Common Shares issuable upon exercise of currently exercisable warrant at a price of $4.00 per share. Also includes 20,808 shares held by SST Consulting Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February, 2000 we established a majority owned subsidiary named Posternetwork.Com, Inc., to engage in the business line of providing customers with an Internet-based online printing service offering customized, fast, inexpensive poster-size reproductions. Posternetwork intends to create posters, large photographs, signs and other wide-format prints for customers from digital or analog images directly through its web site. In connection with the establishment of Posternetwork, Widecom entered into two agreements with Posternetwork pursuant to which Posternetwork will purchase the technology underlying Widecom's wide-format printer in consideration for 12,000,000 shares of Posternetwork common and a fee of $.015 per square foot of the posters and other products produced with the technology. Pursuant to the second agreement, Widecom will provide Posternetwork with certain administrative services and technical support for a fee equal to 120% of cost.

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

In connection with the transaction, we licensed all of our patents and technology relating to our scanner and plotter manufacturing to NovImage for research and development purposes in order to develop improvements, modifications, additions or alterations to the Intellectual Property and to develop new products.

In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees, NovImage granted the Registrant an exclusive perpetual worldwide (with the exception of the Province of Quebec, Canada) license to use such improved scanner and plotter technology and developed software to manufacture, distribute, market and sell those improved scanners, plotters and newly developed software, as well as any new products developed by NovImage. NovImage retained such rights with respect to the Province of Quebec, Canada.

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

Innovatech's recent request to convert eighty percent of its share in Novimage into Widecom common stock will close after our annual filing and will be reported in a subsequent fiscal year.

Although we believe that the foregoing transactions were on terms no less favorable than would have been available from unaffiliated third parties in an arm's length transaction, there can be no assurance that this is the case. All future transaction and loans between Widecom and its officers, directors and 5% shareholders will be on terms no less favorable than could be obtained from independent, third parties and will be approved by a majority of the independent and disinterested members of the Board of Directors. There can be no assurance, however, that future transactions or arrangements between us and our affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in our favor.

The Company has accrued debts for unpaid salaries, consulting fees and related costs in favor of members of management in the aggregate amount of $310,653 as of the year ended March 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) REPORTS ON FORM 8-K during Fiscal 2000

We filed a Report on Form 8-K on May 31, 2000 concerning our press release establishing Posternetwork.com, Inc.

(b) EXHIBITS

See Exhibit Index.

                                  EXHIBITS

The following exhibits are filed herewith. Exhibits with an asterisk (*) denotes those exhibits filed herewith.

Exhibit
  No.      Description
-------    -----------

 3.1 Articles of Incorporation (Exhibit 3.1 to Form F-1 Registration Number 33-78004,filed May 6, 1994)

 3.2       Bylaws (Exhibit 3.1 to Form F-1 Registration Number
           33-78004,filed May 6, 1994)

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

 4.3 Form of Bridge Note (Exhibit 4.3 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

 4.4 Form of Bridge Warrant (Exhibit 4.4 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

 4.5 Form of Warrant Agreement (Exhibit 4.5 to Form F-1 Registration Number 33-78004, filed December 12, 1995)

 4.6       Form of Warrant Certificate (Exhibit 4.6 to Form F-1
           Registration Number 33-78004, filed December 12, 1995)

 4.7 Representative's Warrant to Purchase Shares of Common Stock (Exhibit 4.2 to Form F-1 Registration Number 33-78994, filed August 5, 1994)

 4.8 Form of Warrant (Exhibit 4.3 to Form SB-2 Registration Number 333-89109, filed on October 15, 1999)

 4.9 Form of Convertible Notes Issued in 1999 private placement (Exhibit 4.4 to Form SB-2 Registration Number 333-89109, filed on October 15, 1999)

10.1 Financial Consulting Agreement, dated June 2, 1997, by and between The Widecom Group Inc. and Alex Moore & Co., (Exhibit
           10.1 to Form S-3/A, File Number 333-35547)

10.2 Settlement Agreement, dated May 1, 1997, among Brett Whiton, Richard Benjamin, Anthony Hand, and the Company, Messrs. Raja and Suneet Tuli (Exhibit 10.2 to Form S-3/A, File Number 333-35547)

10.3 License Agreement between WideCom R & D Inc. and the Company date August 24, 1993 (Exhibit 10.5 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

10.4 Employment Agreement with Exhibits between Raja Tuli and the Company dated October 4, 1993 (Exhibit 10.6 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

10.5 Employment Agreement with Exhibits between Suneet S. Tuli and the Company dated October 4, 1993 (Exhibit 10.7 to Form F-1 Registration Number 33-78004, filed April 21, 1994)

10.6 Indemnity Agreement between Raja S. Tuli and the Company (Exhibit 10.8 to Form F-1 Registration Number 33-78004, filed November 21, 1994)

10.7 Financial Consulting Agreement, dated February 1, 1998, by and between The Widecom Group Inc. and Quantum Resources of New York, Inc. (Exhibit 10.1 to Form SB-2 Registration Number 333-89109, filed October 15, 1999)

10.8 Financial Consulting Agreement, dated August 1998, by and between The Widecom Group Inc. and Robb Peck McCooey Clearing Corporation. (Exhibit 10.2 to Form SB-2 Registration Number 333-89109, filed October 15, 1999)

10.9 Agreement, dated September 9, 1998, by and between The Widecom Group, Inc. and Cantella & Co. (Exhibit 10.3 to Form SB-2 Registration Number 333-89109, filed October 15, 1999)

10.10 Agreement dated August 10, 1999 by and between The Widecom Group, Inc., Robb Peck McCooey Clearing Corp. and Quantum Resources of New York (Exhibit 10.4 to Amendment No. 1 to Form SB-2, Registration Number 333-89109, filed on December 28, 1999)

10.11* Technology Transfer Agreement between The Widecom Group, Inc. and Posternetwork.com, Inc.

10.12*     Services Agreement between The Widecom Group, Inc. and
           Posternetwork.com, Inc.

16 Letter from BDO Dunwoody, LLP on change in Certifying Accountant (Exhibit 16.1 to Form 8-K, filed June 21, 1999)

21         Subsidiaries of Registrant (Exhibit 22.1 to Form F-1
           Registration Number 33-78004, filed April 21, 1994)

23*        Consent of Schwartz Levitsky Feldman llp, Chartered Accountants

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 14, 2000              THE WIDECOM GROUP INC.

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


NAME                       TITLE                                           DATE
----                       -----                                           ----

RAJA S. TULI               President, Chief Executive Officer,
-----------------------    Director (Principal Executive Officer)          July 14,2000
Raja S. Tuli

/s/ WILLEM J. BOTHA        Treasurer and Chief Financial Officer           July 14,2000
-----------------------    (Principal Financial and Accounting Officer)
Willem J. Botha

/s/ SUNEET S. TULI         Executive Vice-President,                       July 14,2000
-----------------------    Marketing, Secretary and Director
Suneet S. Tuli

/s/ BRUCE D. VALLILLEE     Director                                        July 14,2000
-----------------------
Bruce D. Vallillee

/s/ AJIT SINGH             Director                                        July 14,2000
-----------------------
Ajit Singh

/s/ COLONEL K.C. SHARMA    Director                                        July 14,2000
-----------------------
Col. K.C. Sharma




                           The WideCom Group Inc.

                      Consolidated Financial Statements
                 For the years ended March 31, 1999 and 2000
                         (in United States Dollars)

                Together with Report of Independent Auditors


                           The WideCom Group Inc.

                      Consolidated Financial Statements
                 For the years ended March 31, 1999 and 2000
                         (in United States Dollars)

                Together with Report of Independent Auditors

                              TABLE OF CONTENTS


      Report of Independent Auditors                                      3

      Consolidated Balance Sheets                                         4

      Consolidated Statements of Operations                               5

      Consolidated Statements of Stockholders' Equity                     6

      Consolidated Statements of Cash Flows                               7

      Notes to Consolidated Financial Statements                     8 - 23


Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The WideCom Group Inc.

We have audited the accompanying consolidated balance sheets of The WideCom Group Inc. (incorporated in Ontario, Canada) as of March 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the management of The WideCom Group Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WideCom Group Inc. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.

The consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 1998 were audited by another firm of Chartered Accountants with an unqualified audit report issued thereon.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.


Toronto, Ontario                       /s/ Schartz Levitsky Feldman llp
July 15, 2000                          Chartered Accountants


      1167 Caledonia Road
      Toronto, Ontario M6A 2X1
      Tel:  416 785 5353
      Fax:  416 785 5663


                                                     The WideCom Group Inc.
                                                Consolidated Balance Sheets
                                                 (in United States dollars)

March 31                                             1999            2000
-----------------------------------------------------------------------------
Assets

Current assets
  Cash and cash equivalents                      $   156,193      $    11,314
  Accounts receivable (Note 1)                       527,697          584,494
  Inventory (Note 2)                               1,175,112          909,583
  Prepaid expenses                                    28,405           19,485
  Advances to related parties (Note 3)               263,143          244,883
  Deferred Financing costs                            49,813           36,504
                                                 ----------------------------
Total current assets                               2,200,363        1,806,263

Capital assets (Note 4)                            1,453,963        1,243,059
Purchased research and development
 technology (Note 5)                                  78,777           50,279
Investment in affiliate (Note 6)                     545,113          335,760
                                                 ----------------------------
Total assets                                     $ 4,278,216      $ 3,435,361
-----------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current Liabilities
  Bank indebtedness (Note 7)                     $   264,022      $   179,465
  Accounts payable and accrued liabilities
   (Note 8)                                        1,299,454          806,446
  Loans from related parties (Note 3)                 64,939          382,699
  Convertible debentures (Note 9)                    342,478          200,000
                                                 ----------------------------
Total current liabilities                          1,970,893        1,568,610
                                                 ----------------------------

Stockholders' equity (Note 10)
  Common shares
    5,000,000*  shares authorized of no par
                value
    2,068,400*  shares issued and outstanding
                on March 31, 1999

    2,582,985*  shares issued and outstanding
                on March 31, 2000                 13,577,841       14,703,589
  Contributed surplus                                159,825          159,825
  Deficit                                        (10,892,334)     (12,393,174)
  Cumulative other comprehensive loss
   (Note 11)                                        (538,009)        (603,489)
                                                 ----------------------------
                                                   2,307,323        1,866,751
                                                 ----------------------------
      Total liabilities and stockholders'
       equity                                    $ 4,278,216      $ 3,435,361
-----------------------------------------------------------------------------

*  Adjusted for reverse split of Company's stock (1:4) on January 29,1999.

The accompanying notes are an integral part of the consolidated financial statements.


                                                     The WideCom Group Inc.
                                      Consolidated Statements of Operations
                                                 (in United States dollars)

For the years ended March 31                 1998             1999             2000
---------------------------------------------------------------------------------------

Revenue
  Product sales                           $ 2,890,443      $ 2,575,935      $ 2,562,275
  Research and development grants              24,567          479,821                -
  Interest income                             138,794           19,853           10,436
                                          ---------------------------------------------

Total revenue                               3,053,804        3,075,609        2,572,711
                                          ---------------------------------------------

Expenses
  Cost of product sales                       809,935          726,909          718,353
  Research and development                     99,266          134,248          231,532
  Selling, general and administrative       3,604,538        3,112,056        2,249,796
  Interest and bank charges                    49,431           51,504           69,217
  Management fees and salaries                398,804          333,743          351,430
  Amortization                                489,733          362,108          296,147
  Financing fees                                    -                -           17,981
  Foreign exchange loss (gain)                 36,119          (11,968)         (89,119)
                                           --------------------------------------------
Total expenses                              5,487,826        4,708,600        3,845,337
                                           --------------------------------------------
Operating loss                             (2,434,022)      (1,632,991)      (1,272,626)

Legal settlement costs                       (309,375)        (158,741)               -
Equity in loss of affiliate                  (592,468)        (452,619)        (228,214)

Net loss for the year                     $(3,335,865)     $(2,244,351)     $(1,500,840)
---------------------------------------------------------------------------------------

Loss per common share, basic and
 diluted (Note 10(f))                     $     (2.36)     $     (1.28)     $     (0.61)
---------------------------------------------------------------------------------------
Weighted average number of shares
 outstanding *                              1,416,047        1,749,386        2,443,730
---------------------------------------------------------------------------------------

*  Adjusted for reverse split of Company's stock (1:4) on January 29,1999.

The accompanying notes are an integral part of the consolidated financial statements.


                                                     The WideCom Group Inc.
                            Consolidated Statements of Stockholders' Equity
                                                 (in United States dollars)
                          For the years ended March 31, 1998, 1999 and 2000

                                                                                         Other           Total
                                           Common      Contributed                   Comprehensive    Stockholders'
                                           Shares        Surplus        Deficit          Loss            Equity
                                           ------      -----------      -------      -------------    -------------

Balance, March 31, 1997                  $10,598,884    $ 159,825    $ (5,312,118)    $(203,288)       $ 5,243,303
Exercise of warrants (180,981)*            2,170,179            -               -             -          2,170,179
Warrant exercise costs                      (120,470)           -               -             -           (120,470)
Class action settlement (69,625)*            355,158            -               -             -            355,158
Conversion of convertible
 debentures (14,742)*                         50,000            -               -             -             50,000
Share issuance costs                         (71,036)           -               -             -            (71,036)
Net loss for year                                  -            -      (3,335,865)            -         (3,335,865)
Foreign currency translation
 adjustment                                        -            -               -       (54,325)           (54,325)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                  $12,982,715    $ 159,825    $ (8,647,983)    $(257,613)       $ 4,236,944
Warrant exercise costs reversal               97,907            -               -             -             97,907
Shares issued for corporate
 indebtedness (294,117)*                     200,000            -               -             -            200,000
Shares issued for investment
 in affiliate (125,000)*                      93,750            -               -             -             93,750
Class action settlement (54,752)*             83,457            -               -             -             83,457
Conversion of convertible
 debentures (17,213)*                         50,000            -              -              -             50,000
Shares issued on private placement
 (95,000)                                     95,000            -              -              -             95,000
Share issuance costs                        (24,988)            -              -              -            (24,988)
Net loss for year                                 -             -     (2,244,351)             -         (2,244,351)
Foreign currency
 translation adjustment                           -             -              -       (280,396)          (280,396)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                  $13,577,841    $ 159,825    $(10,892,334)    $(538,009)        $ 2,307,323

Class action settlement (54,719)              75,239            -               -             -              75,239
Shares issued on private placement
 (5,000)                                       5,000            -               -             -               5,000
Share issuance for corporate
 indebtedness (61,618)                       123,236            -               -             -             123,236
Class action settlement (18,748)              65,618            -               -             -              65,618
Shares issued on private placement
 (337,500) - net of issuance costs           630,000            -               -             -             630,000
Conversion of convertible debentures
 (21,310)                                    203,777            -               -             -             203,777
Shares issued for legal fees (13,500)         20,250            -               -             -              20,250
Warrant exercise (2,190)                       2,628            -               -             -               2,628
Net loss for year                                  -            -      (1,500,840)            -          (1,500,840)
Foreign currency
 translation adjustment                            -            -               -       (65,480)            (65,480)
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                  $14,703,589    $ 159,825    $(12,393,174)    $(603,489)        $ 1,866,751
------------------------------------------------------------------------------------------------------------------

*  Adjusted for reverse split of Company's Stock (1:4) on January 29,1999.

The accompanying notes are an integral part of the consolidated financial statements.


                                                     The WideCom Group Inc.
                                      Consolidated Statements of Cash Flows
                                                 (in United States dollars)

For the years ended March 31                         1998              1999             2000
------------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
  Loss for the year                              $(3,335,865)      $(2,244,351)      $(1,500,840)
    Add (deduct) items not requiring
     a cash outlay Amortization                      489,733           362,108            296,147
    Foreign exchange loss (gain)                      36,119           (11,968)           (89,119)
    Share issued to settle lawsuits
     and corporate indebtedness                      355,158           283,457            284,343
    Equity in loss of affiliate                      592,468           452,619            228,214
    Net changes in non-cash
     working capital balances
     related to operations:
      Decrease (increase) in accounts
       receivable                                    160,122            (7,988)            (8,839)
      Decrease in research and
       development grants receivable                 687,307                 -                  -
      Decrease (increase) in inventory              (133,663)           49,882            308,947
      Increase (decrease) in accounts
       payable and accrued liabilities              (308,983)          551,213           (538,059)
      Increase in prepaid expenses                     8,969            42,920             22,772
                                                 ------------------------------------------------
                                                  (1,448,635)         (522,108)          (996,434)
                                                 ------------------------------------------------

Investing activities
  Disposal (purchase) of capital assets             (540,022)         (179,241)             2,989
  Advances to related parties                        (67,523)          (55,330)           (10,091)
                                                 ------------------------------------------------
                                                    (607,545)         (234,571)            (7,102)
                                                 ------------------------------------------------

Financing activities
  Deferred financing costs incurred                        -            (49,813)           (2,882)
  Increase (decrease) in bank indebtedness          (121,954)            75,005           (93,942)
  Shares and warrants issued, net of issue
   costs                                           1,978,673             70,012          637,628
  Loan from related parties                                -             64,939          310,422
  Issuance of convertible debentures                 250,000            190,000           10,000
                                                 ------------------------------------------------
                                                   2,106,719            350,143          861,226
                                                 ------------------------------------------------
Effect of exchange rate change on cash                10,808           (130,104)          (2,569)
                                                 ------------------------------------------------
Net increase (decrease) in cash during the year       61,347           (536,640)        (144,879)
Cash and cash equivalents, beginning of year         631,486            692,833          156,193
                                                 ------------------------------------------------
Cash and cash equivalents, end of year            $  692,833       $    156,193      $    11,314
------------------------------------------------------------------------------------------------

Note: See Note 16 for supplementary information.

The accompanying notes are an integral part of the consolidated financial statements.


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
March 31, 1999 and 2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The WideCom Group Inc. ("the Company") was incorporated under the laws of Ontario, Canada on June 15, 1990. The Company designs, assembles and sells high speed, high performance document systems which transmit, receive, print, copy and/or archive wide format documents.

Basis of Financial Statements
The accompanying consolidated financial statements are stated in United States dollars, "the reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars into United States dollars amounts have been made at the year end exchange rates for balance sheet items and the average exchange rate for the year for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included in equity as "cumulative other comprehensive loss" (see Note 11).

The consolidated financial statements reflect retroactively a reverse stock split occurring during 1999 (See Note 10).

These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America.

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Indo WideCom International Ltd., Diprin Inc., and PosterNetwork.com Inc. All significant inter-company transactions and accounts have been eliminated.

Investment in Affiliate
The investment in affiliate is accounted for on the equity basis.

Accounting Estimates
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis, and market value. Market value for raw materials is defined as the replacement cost and for finished goods as the net realizable value.

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

Capital Assets
Capital assets are recorded at cost. Amortization is provided annually at rates calculated to amortize the assets over their estimated useful lives as follows:

      Machinery, plant and
       computer equipment              -     30% declining balance
      Furniture and fixtures           -     20% declining balance
      Prototypes and jigs              -     20% declining balance

Earning or Loss Per Share
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during fiscal 1998. As a result of this adoption, the Company has restated all periods presented in these financial statements to reflect "basic" and "diluted" earning (loss) per share.
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

Stock Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. See Note 10 (d) for a summary of the pro forma net loss per share determined as if the Company had applied SFAS No. 123.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue Recognition
Product sales are recognized as revenue upon shipment of the product. Advance sales revenue is deferred until shipment of the product.

Deferred Financing Charges
Deferred financing charges are amortized on a straight-line basis over three years.

Foreign Currency Translation
Balances of the Company denominated in foreign currencies and the accounts of the foreign subsidiary are translated into the functional currency as follows:

      (i) all assets and liabilities except for capital at year end rates;
      (ii)  capital at historic rates;
      (iii) revenue and expense transactions at the average rate of exchange prevailing during the year; and
      (iv) changes in cash flows at the average rate of exchange prevailing during the year.

Exchange gains or losses arising on these translations are reflected in other comprehensive loss for the year.

Income Taxes
The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future year differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. When tax credits are available, they are recognized as reductions of the current year's tax expense.

Concentrations of Credit Risk and Business Concentration
The Company's receivables are unsecured and are generally due in 30 days. Currently the Company's customers are primarily local, national and international users of wide format document management systems. The company's receivables do not represent significant concentrations of credit risk as at March 31, 2000 due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

Fair Value of Financial Instruments
The carrying amounts of financial instruments of the Company, including cash and cash equivalents, accounts receivable, bank indebtedness, accounts payable, and convertible debentures approximate fair value because of their short maturity. The fair value of advances to related parties cannot be readily determined because of the nature of their terms.

The company realizes a significant portion of its sales and purchases in a foreign currency. Consequently some liabilities and expenses are exposed to foreign exchange fluctuations.

Research and Development
All research and development costs except for purchased research and development technology are expensed as research and development expenses. Purchased research and development technology is amortized over its estimated useful life (see Note 5).

Recently Issued Accounting Standards
In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (amended SFAS No. 133).

Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position will be unaffected by implementation of the standard.


                                                     The WideCom Group Inc.
                                 Notes to Consolidated Financial Statements
                                                 (in United States dollars)
March 31, 1999 and 2000
---------------------------------------------------------------------------

1.    Accounts Receivable

      Accounts receivable consists of:

                                                     1999          2000
                                                     ----          ----

      Trade Receivables                            $611,893      $640,822
      Less: Allowance for doubtful accounts          84,196        56,328
                                                   ----------------------

                                                   $527,697      $584,494
                                                   ----------------------

---------------------------------------------------------------------------

2.    Inventory

      Inventory consists of:

                                                    1999           2000
                                                    ----           ----

      Raw Material                               $  689,155      $564,980
      Work-in-progress                               13,587        25,654
      Finished goods                                472,370       318,949
                                                 ------------------------

                                                 $1,175,112      $909,583
                                                 ------------------------

---------------------------------------------------------------------------

3.    Advances to/Loans from Related parties

      (a) Advances to related parties are non-interest bearing and will be repaid as follows:

                                                     1999          2000
                                                     ----          ----

      3294340 Canada Inc. (i)                      $196,034      $204,043
      Vallillee Wide Format (ii)                     37,725        40,840
      Stockholders                                   29,384             -
                                                   ----------------------

                                                   $263,143      $244,883
                                                   ----------------------

            (i) Advances were made to a company as referred to in Note 5 to facilitate research and development activities. There is no fixed term of repayment and the balance is due on demand.

            (ii) A company controlled by a non-executive director, incurred in the normal course of business which is expected to be repaid during the fiscal year ending March 31, 2001.

      (b) Non-interest bearing advances to the Company as short-term loans in order to assist in certain working capital requirements.

                                                       1999           2000
                                                       ----           ----

      Directors and officers                          $64,939      $382,699
                                                      ---------------------

      (c) Transactions with companies controlled by, and fees paid to, executive officers, the principal stockholders and directors during the year were as follows:

                                                       1999          2000
                                                       ----          ----

      Sales                                          $  8,790      $      -
      Management fees and salaries expense            333,743       310,653

      The management fees are paid on a month to month basis to companies controlled by certain executives who comprise senior management of the Company.

---------------------------------------------------------------------------

4.    Capital Assets

      Capital assets consist of:

                                            1999                           2000
                                   -------------------------       ------------------------
                                                Accumulated                    Accumulated
                                   Cost         Amortization       Cost        Amortization
                                   ----         ------------       ----        ------------

Machinery, plant and
 computer equipment             $1,913,903      $1,088,694      $1,989,048      $1,361,419
Furniture and fixtures             108,065          54,411         112,487          67,224
Prototypes and jigs                289,380         131,563         301,220         165,408
Land                                56,262               -          58,564               -
Building under
 construction                      361,021               -         375,791               -
                                ----------------------------------------------------------
                                $2,728,631      $1,274,668      $2,837,110      $1,594,051
                                ----------------------------------------------------------
Net book value                                  $1,453,963                      $1,243,059
                                ----------------------------------------------------------

---------------------------------------------------------------------------

5.    Purchased Research and Development Technology

      During 1999, the Company acquired at a cost of $93,750, the rights to photo-printer technology, which is in the process of being developed by its President and Chief Executive Officer. A patent application is currently pending.

      The development of this technology will continue through a wholly-owned subsidiary, Diprin Inc. ("Diprin"), which was previously owned by the President and Chief Executive Officer.

      In consideration for the ownership of this technology, the company issued 125,000* common shares to its President and Chief Executive Officer [See note 10(b)(vii)].

      The design of the portable photo-printer is still in the final stages of completion which management estimates to be in the fiscal year ending March 31, 2001.

      The cost of the technology is being amortized on a straight-line basis over 3 years commencing from September 30, 1998. As at March 31, 2000 the unamortized balance amounted to $50,279.

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

---------------------------------------------------------------------------

6.    Investment in Affiliate

                                                       1999          2000
                                                       ----          ----

      3294340 Canada Inc.                            $545,113      $335,760
                                                     ----------------------

      In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3294340 Canada Inc., a Quebec based company, for approximately $1,875,000. The investee carries on research and development activities in order to develop improvements, modifications, additions or alteration to the intellectual property and to develop new products. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand Montreal ("Innovatech"), an economic development agency of the government of the Province of Quebec, pursuant to which Innovatech would be permitted, under certain circumstances, to exchange its 45% interest for up to 63,250* common shares of the Company. The Company has a commitment to pay a royalty fee based on net revenue (See Note 13(b)). The assets, liabilities, revenue and expenses of 3294340 Canada Inc. for the year ended March 31, 1999 and 2000 are as follows:

                                                 1999              2000
                                                 ----              ----

Current assets                               $ 1,014,554       $   636,551
Capital assets                                   549,339           486,823
                                             -----------------------------
                                               1,563,893         1,123,374
Current liabilities                              370,954           396,462
                                             -----------------------------
Net assets                                   $ 1,192,939       $   726,912
                                             -----------------------------
Revenue
  Miscellaneous income                       $    66,287       $   100,958
  Research and development                       669,857           627,299
                                             -----------------------------
                                                 736,144           728,257
Expenses                                       1,741,963         1,235,400
                                             -----------------------------
Net loss for the period                      $(1,005,819)      $  (507,143)
                                             -----------------------------

      The Company's portion of the net loss is $228,214 ($452,619 in 1999).

      During the year, Innovatech made a request to convert 80% of its shares in 3294340 Canada Inc. into the Company's common stock. This transaction is expected to close in the next fiscal year.

---------------------------------------------------------------------------

7.     Bank Indebtedness

      The Company has an operating line of credit available for approximately $214,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all Company assets except real property. At March 31, 2000 approximately $160,133 ($249,000 in 1999) was utilized.

      The Company's 2000 and 1999 bank indebtedness is the result of a bank overdraft in the Company's subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

---------------------------------------------------------------------------

8.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of:

                                                      1999            2000
                                                      ----            ----

Trade accounts payable                             $  546,586      $495,382
Wages and employee deductions payable                 191,382        64,023
Accrued liabilities                                   371,921       177,591
Accrued litigation costs                              189,565        69,450
                                                   ------------------------
                                                   $1,299,454      $806,446
                                                   ------------------------

---------------------------------------------------------------------------

9.    Convertible Debentures

                                                       1999          2000
                                                       ----          ----

8% Convertible debentures                            $152,478      $      -
12% Convertible debentures                            190,000       200,000
                                                     ----------------------
                                                     $342,478      $200,000
                                                     ----------------------

      For the 8% convertible debentures, which were in default, the Company reached an agreement on December 21, 1999 resulting in a transfer of 21,310 shares of common stock in full payment of the outstanding debentures and accrued interest. The resolution of the 8% debentures did not result in a beneficial conversion to the debenture holders.

      During 1999, the Company conducted a private placement of ten specific investment units, each comprising 10,000 common shares (see Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30 day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible following 360 days after the initial closing. During the fiscal year ended March 31, 2000, the company issued the remaining one-half unit comprising of 5,000 common shares (see
Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $10,000.

      The Company is presently in default on the interest payments on the 12% convertible debentures. The consequences of this default has not been determined.

---------------------------------------------------------------------------

10.   Share Capital

      (a)   Authorized

      5 Million common shares pursuant to shareholder approval of a 1:4 reverse split of the common shares of the Company effective January 29, 1999.

      Of the 2,582,985 shares outstanding as of March 31, 2000, 3,444* shares have not been registered by the Company's stock transfer agent.

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

      (b)   Changes to Issued Share Capital

            (i) Effective January 29, 1999, the Company's stockholders approved a 1:4 reverse stock split resulting in 1,788,649* common shares outstanding as of that date.
            (ii) During 1998, 180,981* warrants were exercised in exchange for 180,981* common shares. The proceeds of this issue, net of related expenses of $120,470, was $2,049,709.
                  This amount includes warrants exercised under the Company's warrant call.
            (iii) During 1998, 69,625* shares were issued for the full settlement and legal costs of a class action lawsuit filed in the State of New York and a partial settlement of another class action lawsuit filed in the State of California. Both lawsuits were in connection with potential losses that would be suffered on the warrant call. The Company is required to issue an additional 18,750* shares in connection with the State of California suit and accordingly the Company accrued approximately $122,000 for the cost of these shares representing the fair value of the shares on February 2, 1998. The Company also agreed to issue 96,927* replacement warrants for each warrant held by warrant holders on February 10, 1997 and sold by such holders prior to March 5, 1997.
            (iv)  During 1998, $50,000 of convertible debentures (see Note
                  9) were converted into 14,742* common shares. The debentures were converted based on a conversion price of $0.8479 that represents the average of the closing bid share price of 20 days prior to the conversion. The Company also incurred $10,000 of issuance cost relating to the conversion of the debentures.
            (v) During fiscal 1999, it was determined that an accrual for warrant costs was not required. As a result, a reversal of the accrual was made consistent with APB 20 - "Accounting changes".
            (vi) In fall 1998, the company issued an aggregate of 294,117* common shares (73,529*, 110,294* and 110,294*) to three principals of the Company in full satisfaction of corporate indebtedness to those parties as approved by the Board of Directors.
            (vii) During the fourth quarter of fiscal 1999, the Company's stockholders approved the acquisition of Diprin Inc., a corporate entity wholly owned by a principal of the Company in exchange for the issuance of 125,000* common shares.
            (viii)During the fourth quarter of fiscal 1999, the Company and its legal counsel approved an amendment to a legal resolution with respect to a class action settlement. The amendment converted the warrant entitlements under the settlement into common shares that were subject to the 1:4 reverse stock split. An aggregate of 109,471 common shares were issued pursuant to two separate issuances pursuant to Company instructions dated February 17, 1999 and May 21, 1999 (54,752 and 54,719 respectively).
            (ix) In April, 1998, an additional $50,000 of convertible debentures (see Note 9) were converted into 17,213* common shares. The debentures were converted based on a conversion price of $0.7262 that represents the average of the closing bid share price for the twenty days preceding the conversion. The Company incurred $15,000 in further issuance costs related to this conversion of the debenture.
            (x) During fiscal 1999, the Company engaged the services of Robb Peck McGooey Clearing Corporation, Cantella & Associates and Quantum Resources Inc., three related financial services companies to conduct a private offering to raise funds for investment in the Company. The units in the offering granted 10,000 shares to each purchaser. In total, ten units were sold with a 1/2 unit closing after March 31, 1999. 95,000 shares were issued pursuant to the placement between February 1999 and March 31, 1999. The remaining 5,000 shares were issued in the first quarter of fiscal 2000. The three companies are also entitled to a grant of 50,000 warrants to purchase
                  50,000 common shares at an exercise price of $1.20.
            (xi)  In April, 1999 the Company issued an aggregate of 61,618 common shares (40,810 and 20,808) to two consulting
                  companies independently run by principals of the Company in full satisfaction of corporate indebtedness to those parties as approved by the Board of Directors.

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

            (xii) On May 26, 1999, the Company and its legal counsel, with the approval of the Board of Directors, issued an additional aggregate of 18,748 common shares as the final stage of a settlement agreement with the Company.
            (xiii)On July 6, 1999, the Company closed an additional private placement involving up to 325,000 common shares of the Company at $2.00 per share issued on October 6, 1999. As a result of an over-subscription, a total of 337,500 shares of the Company's common stock was issued in the offering.
            (xiv) On December 21, 1999, the Company resolved three
                  outstanding debentures, each in the amount of $50,000, and accrued interest in the amount of $56,351, by a transfer of 21,310 shares of the Company's common stock.
            (xv) On April 12, 1999, the Company settled an outstanding legal account in favour of its independent legal counsel by issuing 13,500 of the Company's common shares in full and final satisfaction of payment for the services rendered.
            (xvi) On January 4, 2000, the Company issued 2,190 of its
                  common shares to Cantella and Associates on   exercise of
                  a vested placement agent warrant in their favour.

      (c)   Warrants

      As at March 31, 2000, the Company had 929,762 issued and outstanding warrants. The warrants are exercisable at prices ranging from $1.20 to $34.00 with expiry dates between 1999 and 2009.

      (d)   Employee Stock Option Plan

      The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is not recognized if the exercise price equals or exceeds the market price on the date of grant. The exercise price of the employees' stock options equals the market price of the underlying stock on the date of grant, therefore no compensation expense is recognized.

      In July 1996, the board of directors approved an employee stock option plan covering options to purchase 75,000* common shares that was increased in January 1997 to 125,000*.

            As of March 31, 1998, 115,625* employee stock options granted to management employees were outstanding with an exercise price of $8.50. These options expire 10 years after the grant date.

            In fiscal 1999, 8,625* employee stock options were granted with exercise prices ranging from $3.28 to $4.00.

            On April 11, 2000, 9,250 employee stock options were cancelled and no new issuances occurred.

      Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5% to 6%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of approximately 21% (122% in 1998 and 1999) and weighted-average expected life of the option of 10 to 13 years.

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

      The Company's pro-forma information is as follows:

                            Year Ended        Year Ended        Year Ended
                             March 31,         March 31,         March 31,
                               1998              1999              2000
                            ----------        ----------        ----------

Net loss
As reported                $(3,335,865)      $(2,244,351)      $(1,500,840)
Pro-forma                   (3,840,790)       (2,350,607)       (1,571,758)

Net loss per share
As reported                      (2.36)            (1.28)            (0.61)
Pro-forma                        (2.72)            (1.34)            (0.64)

      (e)   The Activity of the Company's Stock Option Plan is as Follows:

                              Option Outstanding              Option Exercisable
                          ----------------------------    ----------------------------
                            Weighted                        Weighted
                          Average Price      Option       Average Price      Options
                            Per Share      Outstanding      Per Share      Exercisable
                          -------------    -----------    -------------    -----------

Balance, March 31,1998        $8.50          117,542           8.50          98,942
  Granted                      3.91            8,625
  Cancelled                    8.50           (9,667)
                                             -------
Balance, March 31, 1999        8.15          116,500           8.15         104,958
                                             -------
  Granted                         -                -
  Cancelled                       -                -
                                             -------
Balance, March 31, 2000        8.15          116,500           8.15          95,750
                                             -------

      At March 31, 2000, there were 8,500 options available for future grants. As at March 31, 2000, the options have a weighted average contractual life of 8.5 years.

      Effective June 27, 2000, the Company's Board of Directors approved a repricing of the exercise price under the plan of the options to $4.00 per share from $8.50 per share. The effects of the repricing will be recognized for the fiscal year ended March 31, 2001 in accordance with FASB
Interpretation No. 44.

      (f)   Loss per Common Share

      The computation of loss per common share and common equivalent share is based on the weighted average number of common shares outstanding during the year except as noted below plus (in years which they have a dilutive effect) the effect of common shares contingently issuable pursuant to outstanding warrants and options. On March 31, 2000 there were 929,762 warrants and 116,500 options outstanding that were not considered because they are anti-dilutive.

      The weighted average number of common shares used in calculating earnings per common share (after retroactive application of the reverse stock split in 1999) is as follows:

                                           1998           1999            2000
                                           ----           ----            ----

Shares outstanding at year end*          1,477,320      2,068,400      2,582,985
                                         ---------------------------------------
Weighted average shares outstanding*     1,416,047      1,749,386      2,443,730
                                         ---------------------------------------

      (g) The company has filed a registration statement on February 4, 2000 (second amendment) to register 1,039,441 shares of common stock to allow free-trading on the stock and underlying warrants for stock covered by the registration. This registration has not been finalized.

* Adjusted for reverse split of Company's common stock (1:4) on January 29, 1999.

---------------------------------------------------------------------------

11.   Cumulative Other Comprehensive Loss

      The Company has adopted SFAS No.130, "Reporting comprehensive income" as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive loss are as follows:

                               1998              1999              2000
                               ----              ----              ----

Net Loss                   $(3,335,865)      $(2,244,351)      $(1,500,840)
Other comprehensive loss
 and foreign currency
 translation adjustments       (54,325)         (280,396)          (65,480)
                           -----------------------------------------------
Comprehensive Loss         $(3,390,190)      $(2,524,747)      $(1,566,320)
                           -----------------------------------------------

      The components of accumulated other comprehensive loss are as follows:

Accumulated other translation loss March 31, 1998                $(257,613)
Foreign currency translation adjustment for the year
 ended March 31, 1999                                             (280,396)
                                                                 ---------
Accumulated other translation loss March 31, 1999                 (538,009)
Foreign currency translation adjustment for the year
 ended March 31, 2000                                              (65,480)
                                                                 ---------
Accumulated other translation loss March 31, 2000                $(603,489)
                                                                 ---------

---------------------------------------------------------------------------

12.   Income Taxes

      (a) The reconciliation of income taxes calculated at an approximate statutory rate of 45% to the total tax provision is as follows:

                                  1998              1999            2000
                                  ----              ----            ----

Income taxes recovery         $(1,488,000)      $(1,001,000)      (670,000)
Items not subject to income
 taxes                            309,000           252,000        274,000
Benefit of tax losses not
 recognized                     1,179,000           749,000        396,000
                              --------------------------------------------
                              $         -       $         -              -
                              --------------------------------------------

      Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes.

      (b) The Company has net operating loss carryforwards to reduce federal taxable income of approximately $8,326,000 which expire in 2004 through 2007. The Company has net operating loss carryforwards available to reduce Ontario taxable income of approximately $9,673,000 which expire during the years 2001 through 2007. The potential tax benefits of these losses have not been recognized in these consolidated financial statements.

      The Company has share issue costs amounting to $2,800,000, which are deductible against taxable income. When realized, the benefits will be recorded as a capital transaction.

---------------------------------------------------------------------------

13.   Commitments

      (a) The Company leases premises, office equipment and motor vehicles under operating leases expiring in 2004. The approximate annual rental commitments during the lease terms are as follows:

Year ended March 31, 2001            $ 86,617
Year ended March 31, 2002              36,077
Year ended March 31, 2003              14,000
Year ended March 31, 2004                 900

      Approximate rental expense incurred under operating leases is as follows:

Year ended March 31, 1998            $169,000
Year ended March 31, 1999             177,000
Year ended March 31, 2000             178,000

      (b) The Company is committed to its affiliate, 3294340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by the affiliate on behalf of the Company (See Note 6).

      (c) Capital commitments of the foreign subsidiary, Indo WideCom International Ltd. in India, is approximately $16,000.

---------------------------------------------------------------------------

14.   Segmented Information

      The Company has adopted SFAS No. 131, " Disclosures about segments of an enterprise" which establishes standards for reporting operating segments in annual financial statements.

      Description of type of product

      The Company operates through one segment, wide format document management systems, comprising of two major products - wide format scanners and plotters.

      Measurement of Segment profit and loss

      As the products (noted above) are regarded as one segment, the total Consolidated Statements of Operations and Consolidated Balance Sheets are deemed by management to be wholly attributable to that segment.

      (a) The Company operates in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:

                                         Canada            India         Intercompany         Total
                                         ------            -----         ------------         -----

For the year ended March 31, 1998
Revenue                                $ 2,913,259      $ 1,556,141      $(1,415,596)      $ 3,053,804
Net loss                                (3,321,531)        (244,027)         229,693        (3,335,865)
Identifiable assets                      6,677,495        2,442,435       (3,468,740)        5,651,190

For the year ended March 31, 1999
Revenue                                $ 2,726,807      $ 1,694,131      $(1,345,329)      $ 3,075,609
Net loss                                (2,357,707)        (111,715)         225,071        (2,244,351)
Identifiable assets                      4,547,514        2,066,306       (2,335,604)        4,278,216

For the year ended March 31, 2000
Revenue                                $ 2,540,161      $   769,102      $  (736,552)      $ 2,572,711
Net loss                                (1,232,624)        (391,398)         123,182        (1,500,840)
Identifiable assets                      3,650,014        1,779,172       (1,993,825)        3,435,361

      (b)   The breakdown of sales by geographic region is as follows:

                                    1998            1999            2000
                                    ----            ----            ----

Canada                           $  322,968      $  211,735      $  267,559
United States                     1,246,270       1,338,704       1,535,204
Middle East                         312,042         200,711         117,733
Asia                                322,685         583,077         286,394
Europe                              686,478         241,708         355,385
                                 ----------      ----------      ----------
                                 $2,890,443      $2,575,935      $2,562,275
                                 ----------      ----------      ----------

      (c) In the years ended March 31, 2000, 1999 and 1998 no end user accounted for more than 5% of the Company's product sales. In 2000, approximately 27.7% of the Company's product sales were made through five distributors, with the largest representing approximately 14.3%. For the year ended March 31, 1999, approximately 20.3% of the Company's product sales were made through five distributors, with the largest representing approximately 8%. For the year ended March 31, 1998 sales to one major distributor amounted to approximately 23.7% of total product sales.

      (d) Information with respect to revenues earned by country or by product are not readily available. Management reviews only the information set out in (a) above.

---------------------------------------------------------------------------

15.   Contingent Liabilities

      (a) The Company has been served with a claim, with respect to a breach of contract regarding the Company's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement. The claim seeks a total of $15.85 million in damages and is in progress in the Province of Ontario. Management considers that the prospects of a successful resolution are likely. This action is presently scheduled for mediation in September 2000.

      Several other claims against the Company are in various stages of litigation. In management's opinion, these claims are not material and accordingly no provision has been made in the consolidated financial statements.

      Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

     (b)   The Company's wholly owned subsidiary, Indo WideCom
International Ltd. in India, has not met export obligations for the fiscal year which may result in additional customs duty levied by the authorities in India. As at year end, this amount was not determinable.

---------------------------------------------------------------------------

16.   Supplemental Disclosure of Cash Flow Information

      Cash Paid during the year:

                                                       1999          2000
                                                       ----          ----

Interest                                             $ 42,711      $ 16,863
                                                     ----------------------

Non monetary transactions during the year:

Shares issued for investment in subsidiary           $ 93,750      $      -
Shares issued for conversion of debentures             50,000       203,777
                                                     ----------------------
                                                     $143,750      $203,777
                                                     ----------------------

---------------------------------------------------------------------------

17.   Subsequent Event

      Subsequent to the year end, the Company sold its proprietary wide-format printing technology and related patents to its wholly owned subsidiary PosterNetwork.com Inc. ("PosterNetwork") in exchange for 12 million shares of PosterNetwork. The Company anticipates that within a three month period after PosterNetwork is firmly established, all of the shares will be delivered to its stockholders on a basis of 4 shares of PosterNetwork for each share of the Company.

---------------------------------------------------------------------------

18.   Uncertainty Due To The Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

---------------------------------------------------------------------------

19.   Comparative Figures

      Certain figures in the 1999 consolidated financial statements have been reclassified to conform with the basis of presentation used in 2000.