Form 10QSB
period 2000-06-30
WIDECOM GROUP INC
filed 2000-08-21
CIK 922023

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.
                               --------------

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

72 DEVON ROAD, UNIT 17, BRAMPTON, ONTARIO, CANADA              L6T 5B4
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

      The number of shares outstanding of Widecom's common stock as of June 30, 2000 was 2,582,985 common shares.

                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                Page No.
                                                                --------

Part I Financial Information

Item 1 - Financial Statements

  Consolidated Balance Sheets -
   June 30, 2000 and June 30, 1999                                  3

  Consolidated Statements of Operations -
   Three months ended June 30, 2000
   and June 30, 1999                                                4

  Consolidated Statements of Cash Flows -
   Three months ended June 30, 2000
   and June 30, 1999                                                5

  Notes to Consolidated Financial Statements                      6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              8

Part II Other Information

Item  2  Changes in Securities                                      9

Signatures                                                         10


                        PART I FINANCIAL INFORMATION
                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                            June 30,
                                                      1999            2000
                                                      ----            ----
                                                  (unaudited)      (unaudited)
------------------------------------------------------------------------------

Assets

Current assets
  Cash and cash equivalents                       $     59,236     $   85,205
  Accounts receivable                                  549,272        642,486
  Prepaid expenses                                      43,426         37,407
  Advance to related parties                           201,486        239,723
  Inventory (Note 3)                                 1,162,649        898,377
  Deferred financing costs                              54,068         30,506
                                                  ----------------------------
Total current assets                                 2,070,137      1,933,705

Capital assets (Note 4)                              1,497,205      1,171,114

Purchased research and development technology           72,876         41,409

Investment in affiliates                               491,822        255,066
                                                  ----------------------------

Total assets                                      $  4,132,040      3,401,294
==============================================================================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                    219,177        198,961
  Accounts payable and accrued liabilities             977,592      1,030,285
  Loan from related parties                             66,748        401,651
  Convertible debentures (Note 5)                      350,000        195,785
                                                  ----------------------------

Total current liabilities                            1,613,517      1,826,682
                                                  ----------------------------

Shareholders' equity

  Common shares                                   $ 13,871,808     14,703,589
  Contributed surplus                                  159,825        159,825
  Deficit                                          (10,981,968)   (12,540,436)
  Cumulative translation adjustment                   (531,142)      (748,366)
                                                  ----------------------------
                                                     2,518,523      1,574,612
                                                  ----------------------------

Total liabilities and shareholders' equity        $  4,132,040     $ 3,401,294
==============================================================================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                                  For the three months ended
                                                   June 30,       June 30,
                                                     1999           2000
                                                  (unaudited)    (unaudited)
----------------------------------------------------------------------------

Product sales                                     $  785,398     $  510,994
Cost of product sales                                171,362        112,304
                                                  -------------------------

Gross profit                                         614,036        398,691

Research and development grants                            -              -
Interest income                                        1,098          1,027
                                                  -------------------------

Net revenue                                          615,134        399,718
                                                  -------------------------

Expenses
  Research and development                                 -         25,910
  Selling, general and administrative                474,163        345,866
  Interest and bank charges                           18,126         10,560
  Management fees and salaries                        69,686         47,689
  Amortization                                        74,547         59,574
  Finance fees                                             -          7,203
  Foreign exchange loss                                    -        (23,460)
                                                  -------------------------

Total operating expenses                             636,522        473,341
                                                  -------------------------

Operating income (loss)                              (21,388)       (73,623)

Equity in earnings (loss) of Joint Venture           (68,246)       (73,639)
                                                  -------------------------

Net earnings (loss) for the period                $  (89,634)    $ (147,262)
============================================================================

Loss per common share before
 extraordinary item, basic and diluted            $    (0.04)    $   (0.06)
============================================================================

Loss per common share, basic
 and diluted                                      $    (0.04)    $   (0.06)
============================================================================

Weighted average number of shares outstanding      2,130,290      2,443,730
============================================================================

Interest paid                                          3,188          3,518
Income taxes paid                                          -              -
============================================================================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                                      For the three months ended
                                                                       June 30,        June 30,
                                                                         1999            2000
                                                                         ----            ----
                                                                      (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------

Cash provided by (used in)
 Operating activities
Loss for the period before
 extraordinary item                                                   $ (89,634)     $ (147,262)
Add (deduct) items not requiring a cash outlay
  Amortization                                                           74,547          59,574
  Foreign exchange loss                                                       -         (23,460)
  Shares issued to settle lawsuits                                      197,150               -
  Equity in loss of affiliate                                            68,246          73,639
Net changes in non-cash working capital balances
 related to operations
  Decrease (increase) in accounts receivable                             18,971         (70,330)
  Decrease (increase) in inventory                                       45,052         ( 7,964)
  Increase (decrease) in accounts payable and accrued liabilities      (356,847)        240,904
  (Decrease) increase in prepaid expenses                                 1,355         (18,337)
                                                                      -------------------------

                                                                        (41,160)        106,763
                                                                      -------------------------

Investing activities
  Purchase of capital assets                                            (69,194)            798
                                                                      -------------------------

                                                                        (69,194)            798
                                                                      -------------------------

Financing activities
  Increase (decrease) in bank indebtedness                              (52,024)         23,284
  Shares issued                                                         124,289               -
  Issuance of convertible debentures                                     15,000               -
  Loan from related parties                                                   -          27,024
                                                                      -------------------------

                                                                         87,265         50,308
                                                                      -------------------------

Effect of exchange rate changes on cash                                 (73,868)       (83,978)
                                                                      -------------------------
Net increase (decrease) in cash during the period                       (96,957)        73,891

Cash and equivalents, beginning of period                               156,193         11,314
                                                                      -------------------------

Cash and equivalents, end of period                                   $  59,236       $ 85,205
===============================================================================================

See accompanying notes to the consolidated financial statements.


THE WIDECOM GROUP INC.

Item 1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

      In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 2000, and the results of operations for the three months ended June 30, 2000 and 1999 and cash flows for the three months ended June 30, 2000. Interim results are not necessarily indicative of results for full year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year ended March 31, 2000.


2  Financial Statements

      The consolidated financial statements include the accounts of Widecom and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.


3.  Inventories

      Inventories are summarized as follows: -

                                  June           June
                                30, 1999       30, 2000
                                --------       --------

         Raw materials         $  684,325     $ 597,949
         Work in progress          29,178         7,897
         Finished goods           449,146       292,531
                               -------------------------
         Total inventories     $1,162,649     $ 898,377
                               =========================


4.  Capital Assets

      Capital assets consist of:

                                        June 30, 1999                   June 30, 2000
                                 ---------------------------     ---------------------------
                                                Accumulated                     Accumulated
                                    Cost        Amortization        Cost        Amortization

      Machinery, plant and
       Computer equipment        $1,971,670      $1,176,002      $1,953,130      $1,347,879
      Furniture and fixtures        111,076          58,551         103,322          90,104
      Prototype and jigs            297,444         142,337         294,872         167,429
      Land                           57,830               -          57,330               -
      Building under
       construction                 436,075               -         367,872               -
                                 ----------------------------------------------------------
                                 $2,874,095      $1,376,890      $2,776,526      $1,605,412
                                 ==========================================================

      Net book value                             $1,497,205                      $1,171,114
                                                 ==========                      ==========


5.  Convertible Debentures

      In the last quarter of fiscal 1999 through the first quarter of Fiscal 2000, the company also conducted a private placement of ten specific investment units, each comprising 10,000 common shares and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30-day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible at anytime following 360 days after the initial closing. Nine and one-half units closed in fiscal 1999, however, one-half unit closed during the first quarter of fiscal 2000. Included in accounts payable is accrued interest on the debentures of $ 4,987.


6.    Loans from Related Parties

      The loans from related parties are non-interest bearing, due on demand and were advanced to the Company in order to assist in certain working capital requirements. The Company is in the process of converting these loans in to equity (see note 8).


7.    Contingent Liabilities

      (a) Widecom has been served with an action claiming breach of contract regarding Widecom's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement as a result.
            The claim, as filed, seeks a total of $15.85 Million in damages and is in progress in the Superior Court of Justice in the Province of Ontario. Widecom's position is strong and resolution options remain open. The action is presently scheduled for mediation in the fall of 2000.

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


8.    Compliance with NASDAQ Small Cap Requirements

      As at June 30, 2000, the Company did not technically meet the net tangible asset requirement for continued listing on the NASDAQ small cap market. The Company is in the process of converting the loans from related parties to equity as part of the strategy to comply with this ongoing requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

      Widecom's revenues are derived from product sales, which are recognized when products are shipped

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

      Revenues for the quarter ended June 30, 2000 were $ 512,021, a decrease of $ 273,377 or 34.8 % as compared to $786,496 for the quarter ended June 30, 1999. Sales for the quarter ended June 30, 2000 were $ 510,994, a decrease of $ 274,404 as compared to $ 785,398 for the quarter ended June 30, 1999. Operating expenses for the quarter ended June 30, 2000 were $ 473,341, a decrease of $ 163,181, or 25.6 %, as compared to $636,522 for the quarter ended June 30, 1999.

      Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased by $ 128,297 and increased as a percentage of revenues from 60.3 % to 67.5 %. The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the United States. Widecom also continues to incur legal, administration and other related costs associated with Widecom's warrant call and the I.P.O.

      Widecom's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that was formed on October 2, 1996, amounted to $ 73,639 for the first quarter of fiscal 2001.

      During the first quarter of fiscal 2001, Widecom earned $ 1,027 interest on short-term investments compared to $1,098 earned in the same period of fiscal 2000.

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

      The Company recently announced its establishment of a new wholly-owned subsidiary PosterNetwork.com to which the Company has agreed to transfer its proprietary wide format printing technology and related patents in exchange for all the issued and outstanding shares of such subsidiary. During the quarter ended June 30, 2000, PosterNetwork had commenced a private offering to raise up to $3,000,000 by the sale of additional Common Shares and Warrants to investors. A final determination of the percentage of the Company which will be sold to investors has not been made.

PART II.:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

No material change subsequent to the latest annual filing.

ITEM 2.   CHANGES IN SECURITIES.

No material change subsequent to the latest annual filing.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

As at June 30, 2000, the Company did not technically meet the net tangible asset requirement for continued listing on the NASDAQ small cap market. The Company is in the process of converting the loans from related parties to equity as part of the strategy to comply with this ongoing requirement.

The related parties have agreed in principle to accept shares of the company in full settlement of the amount of $401,651 due to them.

As at June 30, 2000, Innovatech has requested the conversion of 80% of its holdings in 3294340 Canada Inc. (Technologies Novimage) into Widecom common stock. This transaction will close subsequent to this reporting period.

ITEM 6.   REPORTS ON FORM 8-K and EXHIBITS

A Form 8-K, dated May 31, 2000, was filed with the Securities and
Exchange Commission in connection with the PosterNetwork.com start-up.

A Form 8-K, dated June 21, 1999, was filed with the Securities and Exchange Commission in connection with the replacement of Widecom's independent auditors.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Widecom has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WIDECOM GROUP INC.

s/Suneet S. Tuli                       SUNEET S. TULI
Date: August 21, 2000                  --------------
                                       Suneet S. Tuli, Executive Vice President


s/Willem J. Botha                      W.J BOTHA
Date: August 21, 2000                  ---------
                                       Willem J. Botha, Chief Financial Officer