Form 10QSB
period 2000-09-30
WIDECOM GROUP INC
filed 2000-11-27
CIK 922023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

37 GEORGE STREET NORTH, SUITE 103, BRAMPTON, ONTARIO, CANADA      L6X 1R5
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

      The number of shares outstanding of registrant's common stock as of November 16, 2000 was 2,582,985 shares.


                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                  Page No.
                                                                  --------

Part I Financial Information

Item 1 - Financial Statements

  Consolidated Balance Sheets -
   September 30, 2000 and September 30, 1999                          3

  Consolidated Statements of Operations -
   Three and Six months ended September 30, 2000
   and September 30, 1999                                             4

  Consolidated Statements of Cash Flows -
   Three and Six months ended September 30, 2000
   and September 30, 1999                                             5

  Notes to Consolidated Financial Statements                        6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations              7-8

Part II Other Information

Item 2 - Changes in Securities                                        9

Signatures                                                            9


PART I FINANCIAL INFORMATION

                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)

                                                         September 30,
                                                 ----------------------------
                                                    2000              1999
                                                    ----              ----
                                                (unaudited)       (unaudited)

Assets

Current assets
  Cash and cash equivalents                     $     49,854       $   221,637
  Accounts receivable                                654,277           604,155
  Deferred financing charges                          24,894            54,083
  Prepaid expenses                                    29,554            65,110
  Advance to related parties                         344,964           201,541
  Inventory (Note 3)                                 824,478         1,407,802
                                                ------------------------------
Total current assets                               1,928,021         2,554,328

Capital assets (Note 4)                            1,088,968         1,428,644

Research and development technology                   40,774            65,242

Investment in affiliates                             174,066           430,308
                                                ------------------------------

Total assets                                    $  3,231,828      $  4,478,522
                                                ==============================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                  214,678           123,280
  Accounts payable and accrued liabilities           605,454           894,572
  Loan from related parties (Note 6)                 537,942            66,766
  Convertible debentures (Note 5)                    192,803           350,000
                                                ------------------------------
Total current liabilities                          1,550,878         1,434,618
                                                ------------------------------

Shareholders' equity

  Common shares                                 $ 14,703,589      $ 14,476,808
  Contributed surplus                                159,825           159,825
  Retained Earnings (Deficit)                    (12,656,208)      (11,221,718)
  Cumulative and other comprehensive loss           (526,256)         (371,011)
                                                   1,710,950         3,043,904
                                                ------------------------------
Total liabilities and shareholders' equity      $  3,231,828      $  4,478,522
                                                ==============================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                        For the three    For the three     For the six      For the six
                                        Months ended     Months ended     Months ended     Months ended
                                        September 30,    September 30,    September 30,    September 30,
                                            2000             1999             2000             1999
                                        -------------    -------------    -------------    -------------
                                         (unaudited)      (unaudited)      (unaudited)      (unaudited)

Product sales                            $  381,372       $  593,692       $  892,366       $1,378,017
Cost of product sales                        83,533          129,603          195,837          300,952
                                         -------------------------------------------------------------
Gross profit                                297,839          464,089          696,529        1,077,065
Interest income                                 102            2,734            1,129            3,838
                                         -------------------------------------------------------------
Net revenue                                 297,941          466,823          697,658        1,080,903
                                         -------------------------------------------------------------

Expenses
  Research & Development                     21,745                -           47,655                -
  Selling, general and administrative       194,134          486,915          540,000          961,019
  Interest and bank charges                  10,189           14,893           20,749           33,004
  Management fees and salaries               55,479           69,686          103,168          139,372
  Amortization                               65,201           73,352          124,775          147,798
  Finance Fees                                5,322                -           12,525                -
  Foreign exchange gain (loss)                  629                -          (22,831)               -
                                         -------------------------------------------------------------
Total operating expenses                    352,699          644,846          826,041        1,281,193
                                         -------------------------------------------------------------

Operating income (loss)                     (54,758)        (178,023)        (128,383)        (200,290)
                                         -------------------------------------------------------------

Equity in (loss) of affiliate               (78,227)         (60,879)        (151,866)        (129,092)
                                         -------------------------------------------------------------

Earnings (loss) before extraordinary
 item                                      (132,986)        (238,902)        (280,250)        (329,382)
                                         -------------------------------------------------------------

Net earnings (loss) for the period       $ (132,986)      $ (238,902)      $ (280,250)      $ (329,382)
                                         =============================================================

Loss per common share before
 extraordinary item, basic and diluted   $    (0.05)      $    (0.11)      $    (0.10)      $    (0.14)
                                         =============================================================

Loss per common share, basic
 and diluted                             $    (0.05)      $    (0.11)      $    (0.10)      $    (0.14)
                                         =============================================================

Weighted average number of shares
 outstanding                              2,443,730       2,293,790         2,443,730        2,293,790
                                         =============================================================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)

                                                             For the six months ended
                                                          ------------------------------
                                                          September 30,    September 30,
                                                             2000              1999
                                                          -------------    -------------
                                                          (Unaudited)       (Unaudited)

Cash provided by (used in)
Operating activities
Loss for the period before
 extraordinary item                                       $(280,250)      $(329,382)
Add (deduct) items not requiring a cash outlay
  Amortization                                              124,775         147,798
  Shares issued to settle lawsuits                                -         197,150
  Foreign exchange loss                                     (22,831)              -
Equity in loss of affiliate                                 151,866         129,092
Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                         (92,635)        (35,403)
  (Increase) in inventory                                    53,165        (197,997)
  Advances to related parties                              (110,533)              -
  Increase (decrease) in accounts payable and
   accrued liabilities                                     (174,564)       (437,874)
  Increase (decrease) in prepaid expenses                   (10,932)         22,844
                                                          -------------------------
                                                           (361,938)       (503,772)
                                                          -------------------------

Investing activities
  Purchase of capital assets                                    840         (66,468)
                                                                840         (66,468)
Financing activities
  Increase (decrease) in bank indebtedness                   42,298        (146,971)
  Shares issued for cash                                          -         729,289
Loan from related parties                                   171,560               -
  Convertible debentures                                          -          15,000
                                                          -------------------------
                                                            213,858         597,318
                                                          -------------------------

Effect of exchange rate changes on cash                     185,780          38,366
                                                          -------------------------
Net increase (decrease) in cash during the period            38,540          65,444

Cash and equivalents, beginning of period                    11,314         156,193
                                                          -------------------------
Cash and equivalents, end of period                       $  49,854       $ 221,637
                                                          =========================

See accompanying notes to the consolidated financial statements.


                           THE WIDECOM GROUP INC.

Item 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of Management the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 2000, and the results of operations for the six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000. Interim results are not necessarily indicative of results for full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended March 31, 2000.

2.  Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances, transactions and stockholdings have been eliminated.

3.  Inventories

Inventories are summarized as follows:-

                                September       September
                                30, 2000        30, 1999
                                ---------       ---------

      Raw materials             $612,850        $  741,547
      Work in progress            42,358             8,572
      Finished goods             169,270           657,683
                                --------------------------
      Total inventories          824,478        $1,407,802
                                ==========================

4.  Capital Assets

Capital assets consist of:

                                         September 30, 2000              September 30, 1999
                                   ---------------------------     ---------------------------
                                                  Accumulated                     Accumulated
                                      Cost        Amortization        Cost        Amortization
                                      ----        ------------        ----        ------------

Machinery, plant and
 Computer equipment                $1,923,339      $1,388,830      $1,972,208      $1,233,151
  Furniture and fixtures              101,749          86,247         111,107          61,188
  Prototype and jigs                  290,381         170,150         297,525         149,458
  Land                                 56,457               -          57,846               -
  Building under construction         362,269               -         433,755               -
                                   ----------------------------------------------------------
                                   $2,734,195      $1,645,227      $2,872,441      $1,443,797
                                   ==========================================================

      Net book value                               $1,088,968                      $1,428,644
                                                   ==========                      ==========

5.  Convertible Debentures

In late fiscal 1999 and early fiscal 2000, the company conducted a private placement of ten specific investment units, each comprising 10,000 common shares and a three-year 12% convertible subordinated note in the amount of $20,000.Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30-day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible at anytime following 360 days after the initial closing. Nine and one-half units closed in the last quarter of fiscal 1999, however, one-half unit closed during the first quarter of fiscal 2000. Included in accounts payable is accrued interest on the debentures of $ 5,760.

6.  Loans from Related Parties

The Company has initiated a private placement to raise funds for its wholly owned subsidiary, Posternet.Com. As at September 30, 2000, $82,480 in net proceeds have been received and is included in Loans from related parties pending minimum subscription under the offering.

7.  Contingent Liabilities

(a) Widecom has been served with an action claiming breach of contract regarding Widecom's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement as a result. The claim, as filed, seeks a total of $15.85 Million in damages and is in progress in the Superior Court of Justice in the Province of Ontario. Mediation occurred in late September 2000.

(b) In December 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchase of our securities from the previously noted two individuals, who are co-defendants. We have filed and received default on our cross-claims against the two individual co-defendants. The total number of shares of common stock claimed under these suits is less than 15,000.

Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS

      Widecom's revenues are derived from product sales, which are recognized when products are shipped

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO
 QUARTER ENDED SEPTEMBER 30, 1999

      Product sales for the quarter ended September 30, 2000 were $381,372, a decrease of $212,320 or 35.7% as compared to $593,692 for the quarter ended September 30, 1999. Operating expenses for the quarter ended September 30, 2000 were $352,699, a decrease of $292,147, or 45.3%, as compared to
$644,846 for the quarter ended September, 1999. Revenues for the quarter ending September 30, 2000 were $381,474, a decrease of $214,952 or 36.0% versus the quarter ended September 30, 1999.

      Selling, general and administrative expenses for the quarter ended September 30, 2000 decreased by $292,781 and decreased as a percentage of sales from 82.0% to 51.0%. The decrease in selling, general and administrative expenses continues to be primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the United States. The decrease in product sales was a result of delays in deliveries of copiers and printers, as we implemented improvements to the paper and ribbon loading mechanisms. We were also unable to take advantage of orders in-hand for our 72" wide color-scanners due to unforeseen production delays.

      Widecom's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that was formed on October 2, 1996, amounted to $78,227 for the second quarter of fiscal 2001.

      During the second quarter of fiscal 2001, Widecom earned $102 interest on short-term investments compared to $2,734 earned in the same period of 1999.

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

       In the first two quarters of fiscal 2000,Widecom also conducted an additional private placement approved by our board of directors wherein 325,000 common shares of Widecom were offered at $2.00 per share.
The offering was fully subscribed with duly executed subscription documentation provided by accredited investors. As of the end of the first quarter of fiscal 2000, on July 9, 1999, Widecom received $605,000 USD net proceeds from this private offering.

PART II.:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

No material change.

ITEM 2.  CHANGES IN SECURITIES.

Widecom's additional private placement completed early in fiscal 2000 as approved by our board of directors resulted in the issuance of 325,000 common shares of Widecom at $2.00 per share. The offering was fully subscribed with duly executed subscription documentation provided by accredited investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  REPORTS ON FORM 8-K and EXHIBITS

None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WIDECOM GROUP INC.


s/Suneet S. Tuli                   /s/Suneet S. Tuli
 Date: November 27, 2000           ----------------------------------------
                                   Suneet S. Tuli, Executive Vice President

s/Willem J. Botha                  /s/Willem J.Botha
 Date: November 27, 2000           ----------------------------------------
                                   Willem J. Botha, Chief Financial Officer