Form 10QSB
period 2000-12-31
WIDECOM GROUP INC
filed 2001-02-20
CIK 922023

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   December 31, 2000
                                       -----------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _______________ to _______________


                       Commission file number  1-13588
                                               -------

                           THE WIDECOM GROUP INC.
---------------------------------------------------------------------------
           (Exact Name of Registrant as specified in Its Charter)

        ONTARIO, CANADA                            98-0139939
---------------------------------------------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

37 GEORGE STREET NORTH, SUITE 103, BRAMPTON, ONTARIO, CANADA        L6X 1R5
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code (905) 712-0505
                                                   --------------

---------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report.

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

      The number of shares outstanding of registrant's common stock as of February 18, 2001 was 2,633,585 shares.

       1 of 9


                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                    Page No.
                                                                    --------

Part I Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets -
         December 31, 2000 and December 31, 1999                       3

         Consolidated Statements of Operations -
         Three and Nine months ended December 31, 2000
         and December 31, 1999                                         4

         Consolidated Statements of Cash Flows -
         Three and Nine months ended December 31, 2000
         and December 31, 1999                                         5


         Notes to Consolidated Financial Statements                  6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               7-8

Part II  Other Information

         None.

Signatures                                                             9

       2 of 9


PART I FINANCIAL INFORMATION

                           THE WIDECOM GROUP INC.
                         CONSOLIDATED BALANCE SHEET
                         (in United States dollars)


                                                     December 31,
                                              ---------------------------
                                                  2000           1999
                                                  ----           ----
                                               (unaudited)    (unaudited)

Assets

Current assets
  Cash and cash equivalents                   $     55,373   $     40,269
  Accounts receivable                              669,614        743,467
  Deferred financing charges                        19,799         54,083
  Prepaid expenses                                   4,933         77,612
  Advance(s) to related parties                    341,780        201,541
  Inventory (Note 3)                               794,296      1,398,449
                                              ---------------------------
Total current assets                             1,885,795      2,515,421

Capital assets (Note 4)                          1,046,281      1,362,322

Research and development technology                 25,217         57,401

Investment in affiliates                           134,652        368,537
                                              ---------------------------

Total assets                                  $  3,091,945   $  4,303,681
                                              ===========================

Liabilities and Shareholders' Equity

Current liabilities
  Bank indebtedness                                206,525        260,404
  Accounts payable and accrued liabilities         523,075        675,411
  Loan(s) from related parties                     569,393        287,998
  Convertible debentures (Note 5)                  193,318        350,000
                                              ---------------------------
Total current liabilities                     $  1,492,311   $  1,573,813
                                              ---------------------------

Shareholders' equity

  Common shares                               $ 14,703,589   $ 14,501,808
  Contributed surplus                              159,825        159,825
  Deficit                                      (12,654,955)   (11,447,306)
  Cumulative translation adjustment               (608,825)      (484,459)
                                              ---------------------------
                                                 1,599,634      2,729,868
                                              ---------------------------
Total liabilities and shareholders' equity    $  3,091,945   $  4,303,681
                                              ===========================


See accompanying notes to the consolidated financial statements.

       3 of 9


                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in United States dollars)

                                 For the Three    For the Three    For the Nine    For the Nine
                                 Months ended     Months ended     Months ended    Months ended
                                 December 31,     December 31,     December 31,    December 31,
                                     2000             1999             2000            1999
                                  (unaudited)      (unaudited)      (unaudited)     (unaudited)
                                 ---------------------------------------------------------------

Product sales                     $   499,903      $   684,840      $ 1,392,269     $ 2,073,185
Cost of product sales                 119,273          171,116          315,110         473,958
                                  -------------------------------------------------------------
Gross profit                          380,630          513,724        1,077,159       1,599,227
R & D grants                                -                -                -               -
Interest income                         1,004              122            2,133           3,965
                                 --------------------------------------------------------------
Net revenue                           381,634          513,846        1,079,292       1,603,192
                                 --------------------------------------------------------------

Expenses
Selling, general and
Administrative                        224,650          500,290          764,650       1,485,168
Interest and bank charges               9,239           19,738           29,988          52,905
Management fees and salaries           84,325           67,992          187,493         207,980
Amortization                           63,488           73,359          188,263         221,460
Foreign exchange loss                 (52,988)               -          (75,819)              -
Research & Development                  7,980                -           55,635               -
Finance Fees                            5,050                -           17,575               -
                                 --------------------------------------------------------------
Total operating expenses              341,744          661,379        1,167,785       1,967,513
                                 --------------------------------------------------------------

Operating profit (loss)                39,890         (147,533)         (88,493)       (364,321)
                                 --------------------------------------------------------------

Equity in (loss) of affiliate         (38,468)         (60,999)        (190,334)       (190,650)
                                 --------------------------------------------------------------
Earnings (loss) before
extraordinary item                      1,423         (208,532)        (278,826)       (554,971)
                                 --------------------------------------------------------------
Net earnings (loss)
for the period                          1,423      $  (208,532)     $  (278,826)    $  (554,971)
                                 ==============================================================
Gain (Loss) per common share
before extraordinary item,
basic and diluted                $       0.00      $     (0.09)     $     (0.11)    $     (0.24)
                                 ==============================================================

Loss per common share,
basic and diluted                $       0.00      $     (0.09)     $     (0.11)    $     (0.24)
                                 ==============================================================
Weighted average number
of shares outstanding               2,443,730        2,438,326        2,443,730       2,293,790
                                 ==============================================================


See accompanying notes to the consolidated financial statements.

       4 of 9

                           THE WIDECOM GROUP INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in United States dollars)


                                                      For the nine months ended
                                                    ----------------------------
                                                    December 31,    December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Cash provided by (used in)
 Operating activities
Loss for the period before
 extraordinary item                                  $(278,826)     $  (554,971)
Add (deduct) items not requiring a cash outlay
  Amortization                                         188,263          221,460
  Shares issued to settle lawsuits                           -          197,150
  Foreign exchange loss                                (75,819)               -
  Equity in loss of affiliate                          190,334          190,650
Net changes in non-cash working capital balances
 related to operations
  (Increase) in accounts receivable                   (104,893)        (173,847)
  Decrease in inventory                                 85,095         (265,006)
  Increase (decrease) in accounts payable and
   accrued liabilities                                (257,026)        (656,248)
  Increase (decrease) in prepaid expenses               13,932           35,298
Advances to Related Parties                           (105,324)               -
                                                     --------------------------
                                                      (344,264)      (1,005,514)
                                                     --------------------------

Investing activities
  Purchase of capital assets                               843          (66,336)
                                                     --------------------------
                                                           843          (66,336)
                                                     --------------------------

Financing activities
  Increase (decrease) in bank indebtedness              33,134          (10,976)
  Shares issued for cash                                     -          754,289
  Loan from related parties                            199,947          235,550
  Convertible debentures                                     -           15,000
                                                     --------------------------
                                                       233,081          993,863
                                                     --------------------------

Effect of exchange rate changes on cash                154,400          (37,938)
                                                     --------------------------

Net increase (decrease) in cash during
 the period                                             44,059         (115,925)

Cash and equivalents, beginning of period               11,314          156,194
                                                     --------------------------

Cash and equivalents, end of period                  $  55,373           40,269
                                                     ==========================


See accompanying notes to the consolidated financial statements.

       5 of 9

                           THE WIDECOM GROUP INC.

Item 1.          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Presentation of Interim Information

In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 2000, and the results of operations for the three months ended December 31, 2000 and 1999, and cash flows for the nine months ended December 31, 2000. Interim results are not necessarily indicative of results for full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year March 31, 2000.

2     Financial Statements

The consolidated financial statements include the accounts of Widecom and its wholly owned subsidiaries. All significant inter-company balances, transactions and stockholdings have been eliminated.

3.    Inventories

Inventories are summarized as follows:-


                            December     December
                            31, 2000     31, 1999
                            --------     --------

      Raw materials        $555,142        781,029
      Work in progress       44,900        190,384
      Finished goods        194,254        427,036
                           -----------------------
      Total inventories    $794,296     $1,398,449
                           =======================


4.    Capital Assets

Capital assets consist of:


                               December 31, 2000             December 31, 1999
                          --------------------------    --------------------------
                                        Accumulated                   Accumulated
                             Cost       Amortization       Cost       Amortization
                             ----       ------------       ----       ------------

Machinery, plant and
 Computer equipment       $1,926,865     $1,430,542     $1,972,208     $1,289,609
Furniture and fixtures       102,020         87,156        111,107         63,801
Prototype and jigs           291,156        175,906        297,525        156,475
Land                          56,608              -         57,846              -
Building under-
 construction                363,236              -        433,521              -
                          -------------------------------------------------------
                          $2,739,885     $1,693,604     $2,872,207     $1,509,885
                          =======================================================

Net book value                           $1,046,281                    $1,362,322
                                         ==========                    ==========


       6 of 9


5.    Loans from Related Parties

During the course of the last fiscal year, Widecom's management and related consulting companies declined receipt of regularly scheduled compensation to be treated as non-interest bearing loans from those parties in order to assist Widecom's daily cash flow position and overall liquidity during the period. Widecom has chosen to accrue this aggregate indebtedness of $569,393 in this fiscal third quarter.

Widecom initiated a private placement for its wholly owned subsidiary, PosterNetwork.com. As at December 31, 2000, $82,480 in net proceeds had been received and is included in Loans from Related Parties pending minimum subscription under the offering.

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

As above, during the spring of 1999, Widecom completed a private offering of ten $30,000 units each one comprising 10,000 shares and $20,000 dollars in convertible notes. The total amount of the offering comprised 100,000 shares and $200,000 in convertible debentures with interest payable quarterly at 12% per annum. The common shares have all been issued. 2,190 shares were also issued to one of the placement underwriters on an exercise of a placement warrant just after that quarter end.

In January, 2001, as a subsequent event, Widecom issued 50,600 shares to Societe Innovatech du Grand Montreal in exchange for its then existing share in Technologies Novimage. Widecom had previously replaced Societe Innovatech with a new partner, M.S. Judge Systems.

8.    Contingent Liabilities

In December 1996, two individuals filed a lawsuit seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three (3) shareholders have also commenced related litigation, alleging purchase of our securities from the two previously noted individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individuals co-defendants. The total number of shares of common stock claimed under these suits is less than 45,000.

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

Results of Operations
Quarter Ended December 31, 2000 Compared to Quarter Ended December 31,1999

Sales for the quarter ended December 31, 2000 were $499,903, a decrease of $184,777 as compared to $684,840 for the quarter ended December 31, 1999. Net Revenues for the quarter ended December 31, 2000 were $381,634, a decrease of $132,212 as compared to $513,846 for the quarter ended
December 31, 1999. Widecom was unable to take advantage of on-hand orders for our 72" color scanner due to unforeseen completion and delivery difficulties. Revenue also declined due to delays in printer delivery related to ongoing improvements in our paper and ribbon loading mechanisms.

Operating expenses for the quarter ended December 31, 2000 were $341,744, a decrease of $319,635, or 48%, as compared to $661,379 for the quarter ended December 31, 1999. Selling, general and administrative expenses for the quarter ended December 31, 2000 were $224,650, decreased by $275,640, or 55% versus the same period in the previous fiscal year. Widecom also continues to incur legal, administration, and other related costs associated with its initial public offering and its warrant call.

Widecom's share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that had been formed on the second of October 1996, for the quarter ended December 31, 2000, amounted to $38,468 as compared to $60,999 for the quarter ended December 31, 1999.


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

       8 of 9


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -See Contingent Liabilities.

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

                                       THE WIDECOM GROUP INC.


February 20, 2001                      /s/Suneet S. Tuli
-----------------                      ---------------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President


February 20, 2001                      /s/Raja S. Tuli
-----------------                      ---------------------------
Date                                      President, C.E.O


       9 of 9