Form 10KSB
period 2001-03-31
WIDECOM GROUP INC
filed 2001-08-15
CIK 922023

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-KSB

       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001.


                       COMMISSION FILE NUMBER 1-13588

                           THE WIDECOM GROUP INC.
           (Exact Name of Registrant as specified in its Charter)

        ONTARIO, CANADA                           98-0139939
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

  37 George Street North, Suite 103,
      BRAMPTON, ONTARIO, CANADA                        L6X 1R5
(Address of principal executive offices)             (Zip Code)

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

  COMMON STOCK, PAR VALUE $.01 PER SHARE     NASDAQ BULLETIN BOARD
  WARRANTS TO PURCHASE COMMON STOCK          NASDAQ BULLETIN BOARD

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of Widecom's common stock on the Nasdaq SmallCap Market as of March 31, 2001 and the Nasdaq Bulleting Board as of June 29, 2001, respectively, was approximately $ 1,234,493 and $342,366.

The number of shares outstanding of Widecom's common stock on March 31, 2001 and June 29, 2001 was 2,633,585 shares.

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

To date we have limited revenue from operations, significant losses and have a significant deficit.

The Company's Common Stock was delisted from the Nasdaq Small Cap Market effective the close of business April 10, 2001 for failure to meet certain minimum net tangible asset requirements. The stock continues to trade on the OTC Bulletin Board.


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

SLC972

During the last fiscal year we announced our super wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to six feet wide (72 inches)with thickness ranging up to 1/2". We anticipate a significant performance and overall document capacity advantage over similar priced competitor models. We are now able to address all of the tiers in the large format market including automotive, aircraft and marine design applications. The SLC972 has scanning resolutions of up to 900 dpi and is capable of direct interfacing with assorted application specific software and functions well with most thermal ink-jet printers/plotters.

SLC954

During the last fiscal year we announced another ultra-wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to four and -a-half feet wide (54 inches)with thickness ranging up to 1/2".

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

Plotter/Printer (WC 936P)

We introduced the WC436P, a plain paper plotter late in fiscal 1998. This product was designed to print an image at a speed of 2 inches per second. This was replaced in January 1999 with the WC936P, which offered a Small Computer System Interface ("SCSI"). The WC 936P incorporates our new print heads that enable the plotter to print in increments of 400 dpi. This plotter is designed to incorporate a thermal transfer ribbon coated with a wax-like printing substance which, when heated by energy passing through the pixels on the print head, melts onto the paper to reproduce the document's image. The plotter, without the thermal transfer ribbon, would function as a traditional thermal plotter.

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

Acquisition of Diprin, Inc.

At our annual shareholders meeting on January 27, 1999, our independent and unrelated shareholders approved the acquisition of Diprin, Inc., an Ontario corporation wholly owned by Widecom's President and Chief Executive Officer, Mr. Raja S. Tuli. Diprin was acquired in exchange for 125,000 shares of Widecom's common stock. The value of the WideCom shares given in exchange was $93,750. Diprin had been actively researching and developing portable photo-printer technology for which a patent application is currently pending. We believe that the cost of this technology is extremely low in comparison to the potential revenues to be derived from potential sales of the portable photo-printer and additional potential revenue from consumables that will be marketed along with the product.

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

We establish beneficial marketing relationships by engaging independent distributors and dealers to market our products in various regions throughout the United States and in foreign markets. As of March 31, 2001, we had arrangements with approximately 60 distributors, dealers and sales agents. We have written agreements with approximately 75% of them. Generally, our distributor agreements are for a term of two to three years and grant the distributor the right to market our products within a specified territory during the term of the agreement.

We sell products to distributors at discounts when compared to end user price of the products. These discounts rarely exceed 40% of the list price and rarely approach 25%. For the years ended March 31, 1999, 2000 and 2001 our five largest distributors accounted for approximately 20.3%, 27.7% and 25.8%, respectively, of our overall product sales.

No single distributor represented more than 15% of our sales for our fiscal year ended March 31, 2000. During the years ended March 31, 1999,
2000 and 2001, sales by distributors accounted for approximately 94.7%, 96.4% and 89.5%, respectively, of our product sales. We support our U.S. and international distribution channels through regional sales managers that are all presently located in the U.S and Canada.

A substantial portion of our sales has been made to foreign markets, primarily to Europe, the Middle East and Asia. The following table sets forth the amount of our sales by geographic region. Sales amounts are expressed both as a dollar amount and as a percentage of product sales for the indicated period:

REGIONAL SALES BREAKDOWN


                                              YEAR ENDED MARCH 31,
                        -----------------------------------------------------------------
                               1999                   2000                    2001
                        -------------------    -------------------     ------------------
REGION                    AMOUNT        %        AMOUNT        %        AMOUNT        %
------                    ------       ---       ------       ---       ------       ---

United States           $1,338,704     52.0    $1,535,204     59.9    $  722,943     45.7
Middle East & R.O.W.       200,711      7.8       117,733      4.6       173,587     11.0
Asia                       583,077     22.6       286,394     11.2       364,700     23.1
Europe                     241,708      9.4       355,385     13.9       167,931     10.6
Canada                     211,735      8.2       267,559     10.4       152,630      9.6
                        ----------    -----    ----------    -----    ----------    -----
Total                   $2,575,935    100.0    $2,562,275    100.0    $1,581,791    100.0
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

We also operate a telephone line during normal business hours to respond to distributors and user inquiries about the operation, service and maintenance of our products. We operate and monitor an E-mail box which distributors and users can access to receive such assistance.

Manufacturing

We subcontract certain manufacturing operations, such as the production of our proprietary printed circuit boards or machine enclosures, to outside suppliers. Off-the-shelf items, such as integrated circuits, modems, rollers, gears and liquid crystal displays, are acquired directly from vendors. We believe that alternative sources of supply for all of our components and custom parts are readily available on commercially reasonable terms. We do not maintain supply agreements with any of our suppliers or subcontractors. We purchase components and custom parts in the ordinary course of business. Most of the components are acquired Internationally and shipped to our manufacturing facility in a free trade zone in India. Quality control and adjustments are also conducted at our Indian facility.

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

Research and Development

In October 1996, Widecom formed a research and development consortium named Technologies NovImage with Innovatech, an economic development agency of the Province of Quebec. In this fiscal year, M.S. Judge replaced Innovatech as the independent outside investor in the consortium. We are now conducting all of our research and development activities at that facility. NovImage's activities are expected to continue to qualify for partial funding from governmental agencies. The research and development activities conducted by NovImage on our behalf are primarily focused on plotter, scanner and copier technologies.

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

The combined research and development expenditures for Widecom and NovImage for the 2001 fiscal year was $910,378.

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

Employees

As of March 31, 2001, our North American operations had 12 full-time employees, including sales staff and administrative personnel. We also employ 89 people at a manufacturing facility in India and work with our wholly owned Indian subsidiary. Neither Widecom nor our subsidiary is a party to any labor agreements and none of our employees are represented by a labor union. At present, we believe our employee relations to be satisfactory.

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

Item 2. Description of Properties

In February 1996, we purchased property in the Noida Export Processing Zone, a Free Trade Zone located near New Delhi, India. The purchase price was approximately $67,500 and we are building a manufacturing facility of approximately 24,000 square feet with estimated construction costs of approximately $800,000. Clean-room facilities and other special infrastructure within the building are estimated to cost an additional $200,000 by completion. We do not have a forecast for the completion date as construction is stalled due to lack of funds.. Upon completion of construction of our new manufacturing facility, we intend to transfer the majority of our manufacturing operations to the new facility.

We lease the following properties:

      1,050 square feet at 37 George St. N., Unit #103, Brampton, Ontario, Canada, under a five-year lease entered into in 2001, and

      7,000 square feet in the Free Trade Zone. The current annual rents are $23,357.64 and $15,200, respectively.

Although we believe that our present facilities are adequate for our current level of operations, we will likely need to increase our manufacturing capabilities in the event of any substantial increase in demand for our products.

Item 3. Legal Proceedings

On December 20, 1996, two individuals, John Keenan and Vincent DiGiulio, filed a lawsuit in the United Stated District Court for the District of Rhode Island, seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three shareholders have also commenced related litigation, alleging purchases of our securities from the previously noted two individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individual co-defendants. As the value of our common stock has decreased substantially in recent months, we may not be able to settle the outstanding suits through issuance of stock. Collectively almost $1 million is claimed by the 3 shareholder suits.

We have been served with legal papers claiming breach of contract under two specific joint venture and development agreements to use and distribute various iterations of software components, which the claimant alleges is its sole property. The title of the action is Nexsys Consulting, Inc. and Tern Solutions Group Corp. v. The Widecom Group, Inc. The action claims damages for breach of contract and copyright and trademark infringement. The claim seeks a total of $15.85M in damages and is currently pending in the Superior Court of Justice of the Province of Ontario. We believe that our prospects for a successful result are strong and that settlement options also remain viable. A settlement is currently being negotiated based on mediation held in September 2000. We expect resolution to this case in the next fiscal year.

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

No matters were submitted to a vote of our security holders during our fiscal year ended March 31, 2000 or March 31, 2001.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was delisted from the Nasdaq Small Cap Market effective the close of business April 10, 2001, because the Company no longer met the requirements of net tangible assets.

The Company's common stock and warrants are quoted on the Nasdaq Bulleting Board under the symbols "WIDE" and "WIDWF", respectively, and on the Boston Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for our common stock and warrants as reported through March 31, 2001 and June 30,2001. The prices listed in this table reflect quotations without adjustment for retail mark-ups, mark-downs, or commissions. We have not paid any cash dividends since inception, and intend to retain earnings, if any, in the foreseeable future for use in our continued expansion. The approximate number of registered holders of record of our common stock and warrants at March 31, 2001 was 98 and 16. Our advisers firmly believe that the actual number of beneficial holders of our common stock and warrants is in excess of 500.


                                                COMMON STOCK           WARRANTS
                                               High        Low       High     Low

1998
First Quarter (Jan.1-Mar.31/98)               7           2.5        1.5      1.5

Second Quarter (Apr.1-June 30/98)             4.5         2.5        0.5      0.5

Third Quarter (July 1-Sept.30/98)             2           0.5          *        *

Fourth Quarter (Oct.1-Dec.31/98)              1.875       0.9375       *        *

1999   (1:4 Reverse Split-January 29/99)
First Quarter (Jan.1-Mar.31/99)               2.75        1.25         *        *

Second Quarter (Apr.1-June 30/99)            10.5         1.25         *        *

Third Quarter (July 1-Sept.30/99)            10.375       6.75         *        *

Fourth Quarter (Oct.1-Dec.31/99)             17.25        5.375        *        *

2000
First Quarter (Jan.1-Mar.31/00)              10.375       7            *        *

Second Quarter (Apr.1-June 30/00)             7.875       3.625        *        *

Third Quarter (July 1-Sept.30/00)             4.25        2            *        *

Fourth Quarter (Oct.1-Dec.31/00)              3           0.4375       *        *

2001
First Quarter (Jan.1-Mar.31/01)               1           0.3125       *        *

Second Quarter (Apr.1-June 30/01)             0.34375     0.12         *        *

*     No formal market for warrants
-----------------------------------


During fiscal 1999, our shareholders approved a private offering of ten specific units for $20,000 each comprising 10,000 of our common shares and a convertible note exercisable at $2.00 per share for the remainder. 9.5 units of the offering closed in fiscal 1999 and one-half unit (5,000 shares only) closed in the first quarter of fiscal 2000. Additional shares of our common stock can be purchased at $1.20 per share on the exercise of placement agent warrants. During fiscal 2000, only 2,190 of these additional underlying shares were issued.

During fiscal 2000, the board of directors approved a further private offering, in straight equity, of 325,000 of our common shares at $2.00 per share that was fully subscribed. This offering provided for a maximum over-allotment of 12,500 additional shares that were also issued during fiscal 2000.

SELECTED FINANCIAL DATA
-----------------------

STATEMENT OF EARNINGS DATA:


                                           YEAR ENDED MARCH 31,
                                -------------------------------------------
                                   1999            2000            2001
                                   ----            ----            ----

Total Revenue                   $ 3,075,609     $ 2,572,711     $ 1,584,388
Product Sales                     2,575,935       2,562,275       1,581,791
R & D grants                        479,821             nil             nil
Total Expenses                    4,708,600       3,845,337       2,470,077
Net Earnings (Loss)              (2,244,351)     (1,500,840)     (1,042,414)
Net Earnings(loss)per share           (1.28)          (0.61)          (0.40)
Weighted average shares
 outstanding                      1,749,386       2,443,730       2,591,418

BALANCE SHEET DATA:


                                                 MARCH 31,
                                -------------------------------------------
                                   1999            2000            2001
                                   ----            ----            ----

Working Capital                 $    229,470        237,653        (168,333)
Total Assets                       4,278,216      3,435,361       2,433,456
Total Liabilities                  1,970,893      1,568,610       1,762,320
Retained earnings(deficit)       (10,892,334)   (12,393,174)    (13,435,588)
Shareholders' equity               2,307,323      1,866,751         671,136


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, we have generated limited revenues from operations and have not yet achieved significant profitability. Our revenues are primarily derived from product sales that are recognized for accounting purposes when products are shipped. We have limited revenue from operations, significant losses and have a significant defecit. Due to limited cash resources, we have often relied on cash infusions from management to meet ongoing obligations. There is no certainly that such access to funds will be available to us in the future. In order to reduce our losses, we have significantly reduced Selling, General and Administrative costs. We expect this to have a reduction on sales.

Commercialization of our WC936 copier systems late in fiscal 1998 had only a small material impact on our revenues for the fiscal year 2001. During the year, sales of printers and scanners were $ 122,822 and $ 916,170 respectively.

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

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

Revenues for the year ended March 31, 2001 were $1,584,388, a 38% decrease, as compared to $2,572,711 for the year ended March 31, 2000. This decrease was attributable to a decrease in product sales as we reduced selling and related expenditures.

Operating expenses for the year ended March 31, 2001 were $2,470,077, a decrease of $1,375,260, or 36%, as compared to $3,845,337 for the year ended March 31, 2000. The decrease in operating expenses, is primarily attributable to decreases in selling, general and administrative ("SG&A") costs and management costs. Our affiliate NovImage is primarily a research and development organization, who's primary source of revenue will be from royalties it earns on the commercialization of its products. Our share of loss in equity in this affiliate was $156,725 for this compared to $228,214 in the previous year.

The decrease in SG&A cost was primarily due to cost reductions we implemented to preserve cash and meet ongoing obligations.

Amortization expense for the fiscal year ending March 31, 2001 was $215,603 compared to $296,147 for the year ending March 31, 2000. Management fees decreased from $351,430 for the year ending March 31, 2000 to $258,090 for the year ending March 31, 2001as we eliminated a number of senior management positions and reduced the employment of others to a part-time basis.


YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

Revenues for the year ended March 31, 2000 were $2,572,711, a 16% decrease, as compared to $3,075,609 for the year ended March 31, 1999. This decrease was attributable to a non-recurring research and development grant of $479,821 in the previous year, while product sales remained substantially the same.

Operating expenses for the year ended March 31, 2000 were $3,845,337, a decrease of $863,263, or 18%, as compared to $4,708,600 for the year ended March 31, 1999. The decrease in operating expenses, is primarily attributable to decreases in selling, general and administrative ("SG&A") costs. Our affiliate NovImage is primarily a research and development organization, who's primary source of revenue will be from royalties it earns on the commercialization of its products. Our share of loss in equity in this affiliate was $228,214 for this compared to $452,619 in the previous year.

The decrease in SG&A cost was primarily due to a leveling off of expenditures and economies undertaken to effect savings as we continued expansion of our distribution channel in the USA. Total research and development expenditures incurred by NovImage and WideCom for the fiscal year ending March 31,2000 was $1,466,932, which we expect to substantially decline as the products being developed by our subsidiaries Posternetwork and Diprin reach completion.

Amortization expense for the fiscal year ending March 31, 2000 was $296,147 compared to $362,108 for the year ending March 31, 1999. Legal settlement costs decreased to $0 compared to $158,742 in the previous year. We did have expenses related to legal fees and the implementation of the legal settlements which have been recorded as part of SG&A.


LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the acquisition of inventories and to meet operating expenses incurred in connection with the commercialization of our products. Until our initial public offering, we had satisfied our working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At March 31, 2001, we had working capital of $(168,333), as compared to $237,653 at March 31,2000.

We have an operating line of credit available for approximately $100,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all our assets except real property. At March 31, 2001 approximately $93,891 ($160,133 in 2000) was utilized. Our 2001 and 2000 bank indebtedness is the result of a bank overdraft in our subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

We are in default on the interest payments on 12% debentures that are part of a private placement we conducted in 1999.

Our cash requirements in connection with manufacturing and marketing will continue to be significant. We do not have any material commitments for capital expenditures. We believe, based on our current plans and assumptions relating to our operations, projected cash flow from operations may not be sufficient to satisfy our contemplated cash requirements for the foreseeable future. We have relied on investments from management to cover our short falls in the last fiscal year, such investment may not be available to us in the future. In the event that our plans or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), we could be required to seek additional financing sooner than currently anticipated. There can be no assurance that this additional financing will be available to us when needed, on commercially reasonable terms, or at all.

Nasdaq

The Company's Common Stock was delisted from the Nasdaq Small Cap Market effective the close of business April 10, 2001 for failure to meet certain minimum net tangible asset requirements. The stock continues to trade on the OTC Bulletin Board.


ITEM 7. Financial Statements

The following financial statements of The WideCom Group Inc. are included:

      Report of Chartered Accountants;
      Consolidated Balance Sheets as of March 31, 2001, 2000;
      Consolidated Statements of Operations for the years ended March 31,
       2001,2000, 1999;
      Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001, 2000,1999;
      Consolidated Statements of Cash Flows for the years ended March 31,
        2001, 2000, 1999;
      Summary of Significant Accounting Policies; and
      Notes to Consolidated Financial Statements.

Item 8. Change in Accountants

On June 15, 2001, our Board of Directors determined that it would be in the our best interests to cease our relationship with our independent accountant and auditors, Schwartz, Levitsky, Feldman, LLP, which acted as our independent accountant and auditors with respect to the our financial statements for the previous two fiscal years ended March 31, 2000.

The replacement of Schwartz, Levitsky, Feldman, LLP was recommended and approved by our Board of Directors and is not the result of any disagreement with Schwartz, Levitsky, Feldman, LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

During the last two fiscal years no report issued by Schwartz, Levitsky, Feldman, LLP contained any adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the last two fiscal years and subsequent periods, there were no disagreements with Schwartz, Levitsky, Feldman, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure nor any dispute between Widecom and Schwartz, Levitsky, Feldman, LLP with respect to the Company's status as a "going concern."

Effective June 15, 2001, our Board of Directors determined that it would be in our best interests to retain the services of Zafar H. Siddiqui CA to replace Schwartz, Levitsky, Feldman, LLP as our independent accountant and auditors. The firm audited our financial statements included in our Form 10-KSB for our fiscal years ended March 31, 2001.

We intend to have Zafar H. Siddiqui CA continue to serve as our accountant and auditors for the fiscal year ending March 31, 2002.

PART III

ITEM 9. Directors and Executive Officers of the Registrant and Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:


NAME                        AGE     POSITION

Raja S. Tuli                35      President, Chief Executive Officer and
                                     Director

Willem J. Botha             65      Chief Financial Officer and Treasurer

Suneet S. Tuli              33      Executive Vice President, Secretary and
                                     Director

Lt. Colonel K.C. Sharma     60      Director

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

Colonel Kailash Chander Sharma is one of our independent directors.
Lieutenant Colonel Sharma is a well-respected citizen of India and possesses a Masters Degree in Political Science from Delhi University.
Lt.Col. Sharma has a lengthy military background occupying several senior posts with significant levels of responsibility including strategic planning and public relations. Lt. Col. Sharma is proficient in government organizational and regulatory matters and since 1995 has run his own consulting company. In his consulting practice he has assisted various manufacturing organizations obtain governmental or other regulatory approval in setting up operations.

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

None of our directors received any compensation for such services as a director during our year ended March 31, 2001. Directors who are Widecom employees receive no compensation for serving on the Board of Directors.
Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation we have paid or accrued for the benefit of those persons earning over $80,000.00 USD and serving as one of our corporate officers for the year ended March 31, 2001:

                       2001 SUMMARY COMPENSATION TABLE


Name                     Salary & Commission    Consulting Fees    Shares In Lieu      Total

Raja S. Tuli                   $31,380            $47,072 (1)           nil            $78,452
(President & C.E.O.)

Suneet S. Tuli                 $34,651            $51,977 (1)           nil            $86,628
Secretary, V.P.-
Sales & Marketing)

--------------------
<F1>   Such amounts were paid by Widecom to a consulting company owned by the respective officers of the company for the year ended March 31, 2001. The consulting fees were for software development services provided by these companies. The salary and consulting fees collectively do not exceed the compensation paid to these officers as allowed by their employment agreements with the company. These employment agreements expired in June, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 31, 2001, information as to (i) the Common Stock beneficially owned by all directors, nominees and named executive officers, (ii) the Common Stock beneficially owned by any person who is known by us to be the beneficial owner of more than five percent of our Common Stock.


                                            Amount and
                                            Nature of            Percentage of
                                            Beneficial           Outstanding
Name and Address of Beneficial Owner (1)    Ownership (2)        Shares Owned
----------------------------------------    -------------        -------------

Raja S. Tuli                                540,437(3)               20.5%
Lakhbir S. Tuli                             111,533                   4.2
Suneet S. Tuli                              222,207(4)                8.4
Willem J. Botha                                 ---                   ---
All executive officers and directors
as a group (six persons)                    874,177(2)(3)(4)         33.2%

--------------------
<F1>  Unless otherwise indicated, the business address of each beneficial owner is 37 George St. N., Suite 103, Brampton, Ontario, Canada,
      L6X 1R5.
<F2>  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Each beneficial owner's percentage ownership is determined by assuming that convertible securities, options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date hereof have been exercised. Lakhbir S. Tuli is the father of Raja S. Tuli and Suneet S. Tuli. None of them have beneficial ownership over each others shares.
<F3>  Includes (i) 50,000 Common Shares issuable upon exercise of currently exercisable options at a price of $4.00 per share and 12,500 shares issuable upon exercise of currently exercisable warrant at a price of $4.00 per share, and (ii) 8,125 shares owned by Diversified Investors Capital Services of North America, Inc., a New York corporation, 16,875 shares owned by Pyrotech Limited, a Cayman Islands corporation, and 1,223 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a stock exchange agreement. Also includes 40,810 shares held by RST Consulting Ltd.
<F4>  Includes 12,500 Common Shares issuable upon exercise of currently exercisable options at a price of $8.50 per share and 12,500 Common Shares issuable upon exercise of currently exercisable warrant at a price of $4.00 per share. Also includes 20,808 shares held by SST Consulting Ltd.

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

As of January 30, 1997, we announced that we had finalized a joint venture agreement with Societe Innovatech du Grand Montreal, an instrumentality of the Province of Quebec, Canada ("Innovatech"). Each of the Registrant and Innovatech purchased 450 shares of the Class A Common Stock of the joint venture, Technologies NovImage Inc., a Quebec corporation ("NovImage") for a purchase price of approximately US $1,875,000 each. The consideration we paid for the stock of NovImage was in cash and was derived from our working capital. In addition, two other corporations, 3294412 Canada Inc., a Quebec corporation and 3294421 Canada Inc., a Quebec corporation, both of which corporations are wholly-owned by Raja S.Tuli, our President and Chief Executive Officer, each acquired 50 shares of the Class A Common Stock of NovImage in exchange for the transfer to NovImage of certain patents, patent applications and other technology and intellectual property rights of those companies.

The company has historically relied significantly on government grants, for many of which it ceased to qualify upon becoming a public company. The Company is now conducting all of its research and development activities through NovImage, which activities are expected to qualify for partial funding from governmental agencies.

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

The Company has accrued debts for unpaid salaries, consulting fees, investments and related costs in favor of members of management in the aggregate amount of $645,485 as of the year ended March 31, 2001.
Management's total compensation is paid party in salary and partly through consulting fees. The consulting fees are paid for software development services provided by firms wholly owned by the respective officer.

At our annual shareholders meeting on January 27, 1999, our independent and unrelated shareholders approved the acquisition of Diprin, Inc., an Ontario corporation wholly owned by Widecom's President and Chief Executive Officer, Mr. Raja S. Tuli. Diprin was acquired in exchange for 125,000 shares of Widecom's common stock. The value of the WideCom shares given in exchange was $93,750. Diprin had been actively researching and developing portable photo-printer technology for which a patent application is currently pending. We believe that the cost of this technology is extremely low in comparison to the potential revenues to be derived from potential sales of the portable photo-printer and additional potential revenue from consumables that will be marketed along with the product.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) REPORTS ON FORM 8-K during Fiscal 2000

We filed a Report on Form 8-K on March 6, 2001 concerning a notification from the Nasdaq delisting our securities from the Nasdaq Small Cap Market.

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

10.7 Financial Consulting Agreement, dated February 1, 1998, by and between The Widecom Group Inc. and Quantum Resources of New York, Inc. (Exhibit 10.1 to Form SB-2 Registration Number 333-89109, filed October 15, 1999)

10.8 Financial Consulting Agreement, dated August 1998, by and between The Widecom Group Inc. and Robb Peck McCooey Clearing Corporation. (Exhibit 10.2 to Form SB-2 Registration Number 333-89109, filed October 15, 1999)

10.9 Agreement, dated September 9, 1998, by and between The Widecom Group, Inc. and Cantella & Co. (Exhibit 10.3 to Form SB-2 Registration Number 333-89109, filed October 15, 1999)

10.10 Agreement dated August 10, 1999 by and between The Widecom Group, Inc., Robb Peck McCooey Clearing Corp. and Quantum Resources of New York (Exhibit 10.4 to Amendment No. 1 to Form SB-2, Registration Number 333-89109, filed on December 28, 1999)

10.11     Technology Transfer Agreement between The Widecom Group, Inc.
           and Posternetwork.com, Inc.

10.12     Services Agreement between The Widecom Group, Inc. and
           Posternetwork.com, Inc.

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


Date:  August 12,2001                  THE WIDECOM GROUP INC.

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


NAME                       TITLE                                           DATE
----                       -----                                           ----

RAJA S. TULI               President, Chief Executive Officer,
-----------------------    Director (Principal Executive Officer)          August 12,2001
Raja S. Tuli

/s/ WILLEM J. BOTHA        Treasurer and Chief Financial Officer           August 12,2001
-----------------------    (Principal Financial and Accounting Officer)
Willem J. Botha

/s/ SUNEET S. TULI         Executive Vice-President,                       August 12,2001
-----------------------    Marketing, Secretary and Director
Suneet S. Tuli

/s/ COLONEL K.C. SHARMA    Director                                        August 12,2001
-----------------------
Col. K.C. Sharma



                           The WideCom Group Inc.


                      Consolidated Financial Statements
                 For the years ended March 31, 2000 and 2001

                Together with Report of Independent Auditors

                              TABLE OF CONTENTS


Report of Independent Auditors                       3

Consolidated Balance Sheets                          4

Consolidated Statements of Operations                5

Consolidated Statements of Stockholders' Equity      6

Consolidated Statements of Cash Flows                7

Notes to Consolidated Financial Statements     8 to 25


Zafar H. Siddiqui
Chartered Accountants
Mississauga, Ontario, Canada


PAGE-2


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of The WideCom Group Inc.

We have audited the accompanying consolidated balance sheets of The WideCom Group Inc. (incorporated in Ontario, Canada) as of March 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the management of The WideCom Group Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WideCom Group Inc. as of March 31, 2001 and the results of its operations and its cash flows for the year ended March 31 2001, in conformity with generally accepted accounting principles in the United States of America.

The consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2000 were audited by another firm of Chartered Accountants with an unqualified audit report issued thereon.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.




                                       /s/ Zafar H. Siddiqui
Mississauga, Ontario, Canada           Chartered Accountants


PAGE-3


The WideCom Group Inc.
Consolidated Balance Sheets
(in United States dollars)


March, 31                                                       2000            2001
------------------------------------------------------------------------------------

Current Assets                                     Notes
Cash and cash equivalents                                         11,314          69,576
Accounts receivable                                  1           584,494         443,797
Inventory                                            2           909,583         743,559
Prepaid expenses                                                  19,485          20,062
Advances to related parties                          3           244,883         297,070
Deferred financing costs                                          36,504          19,923
                                                             ---------------------------

Total Current Assets                                           1,806,263       1,593,987

Capital Assets                                       4         1,243,059         664,651

Purchased research and
 development technology                              5            50,279          15,625
Investment in affiliate                              6           335,760         159,193
                                                             ---------------------------

Total Assets                                                   3,435,361       2,433,456

------------------------------------------------------------------------------------

Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness                                    7           179,465         170,299
Accounts payable & accrued liabilities               8           806,446         762,637
Loans from related parties                           3           382,699         645,485
Convertible debentures                               9           200,000         183,899
                                                             ---------------------------

Total Current Liabilities                                      1,568,610       1,762,320
                                                             ---------------------------

Stockholders' Equity                                10
Common shares
 5,000,000*  shares authorized of no par value
 2,582,985*  shares issued and outstanding on
             March 31, 2000
 2,633,585*  shares issued and outstanding on
             March 31, 2001                                   14,703,589      14,711,179
Contributed surplus                                              159,825         159,825
Deficit                                                      (12,393,174)    (13,435,588)
Cumulative other comprehensive loss                 11          (603,489)       (764,280)
                                                             ---------------------------
                                                               1,866,751         671,136
                                                             ---------------------------
Total Liabilities & Stockholders' Equity                       3,435,361       2,433,456

------------------------------------------------------------------------------------

*     Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.


PAGE-4


The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)


For the years ended March 31                                    1999           2000           2001
-----------------------------------------------------------------------------------------------------

Revenue
Product sales                                                 2,575,935      2,562,275      1,581,791
Research and development grants                                 479,821              -              -
Interest income                                                  19,853         10,436          2,597
                                                             ----------------------------------------

Total Revenue                                                 3,075,609      2,572,711      1,584,388
                                                             ----------------------------------------

Expenses
  Cost of product sales                                         726,909        718,353        522,876
  Research and development                                      134,248        231,532        130,719
  Selling, general & administrative                           3,112,056      2,249,796      1,284,242
  Interest and bank charges                                      51,504         69,217         58,547
  Management fees & salaries                                    333,743        351,430        258,090
  Amortization                                                  362,108        296,147        215,603
  Financing fees                                                      -         17,981              -
  Foreign exchange loss (gain)                                  (11,968)       (89,119)             -
                                                             ----------------------------------------

Total Expenses                                                4,708,600      3,845,337      2,470,077

Operating loss                                               (1,632,991)    (1,272,626)      (885,689)

Legal settlement costs                                         (158,741)             -              -
Equity in loss of affiliate                                    (452,619)      (228,214)      (156,725)
                                                             ----------------------------------------

Net loss for the year                                        (2,244,351)    (1,500,840)    (1,042,414)

-----------------------------------------------------------------------------------------------------

Loss per common share, basic
 and diluted                                       10(f)          (1.28)         (0.61)         (0.40)

-----------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding*                1,749,386      2,443,730      2,591,418

-----------------------------------------------------------------------------------------------------

*     Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.
</FN


The accompanying notes are an integral part of the consolidated financial statements.


PAGE-5


The WideCom Group Inc.
Consolidated Statements of Stockholders' Equity
(in United States dollars)


For the years ended March 31, 1999, 2000 and 2001
-----------------------------------------------------------------------------------------------------------------

                                                                                          Other          Total
                                          Common       Contributed                        Comp.       Stockholder
                                          Shares         Surplus         Deficit          Loss          Equity
                                        -------------------------------------------------------------------------

Balance, March 31, 1997                 10,598,884       159,825        (5,312,118)     (203,288)      5,243,303

Exercise of warrants (180,981)*          2,170,179             -                 -             -       2,170,179
Warrant exercise costs                    (120,470)            -                 -             -        (120,470)
Class action settlement (69,625)*          355,158             -                 -                       355,158
Conversion of convertible
 debentures (14,742)*                       50,000             -                 -             -          50,000
Share issuance costs                       (71,036)            -                 -             -         (71,036)
Net loss for year                                -             -        (3,335,865)            -      (3,335,865)
Conversion of convertible
 debentures (17,213)*                       50,000             -                 -             -          50,000
Shares issued on private
 placement (95,000)                         95,000             -                 -             -          95,000
Share issuance costs                       (24,988)            -                 -             -         (24,988)
Net loss for year                                -             -        (2,244,351)            -      (2,244,351)
Foreign currency translation
 adjustment                                      -             -                 -      (280,396)       (280,396)

-----------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                 13,577,841       159,825       (10,892,334)     (538,009)      2,307,323

Class action settlement (54,719)            75,239             -                 -             -          75,239
Shares issued on private
 placement (5,000)                           5,000             -                 -             -           5,000
Share issuance for corporate
 indebtedness (61,618)                     123,236             -                 -             -         123,236
Class action settlement (18,748)            65,618             -                 -             -          65,618
Shares issued on private placement
 (337,500) - net of issuance costs         630,000             -                 -             -         630,000
Conversion of convertible
 debentures (21,310)                       203,777             -                 -             -         203,777
Shares issued for legal fees (13,500)       20,250             -                 -             -          20,250
Warrant exercise (2,190)                     2,628             -                 -             -           2,628
Net loss for the year                            -             -        (1,500,840)            -      (1,500,840)
Foreign currency translation
 adjustment                                      -             -                 -       (65,480)        (65,480)

-----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                 14,703,589       159,825       (12,393,174)     (603,489)      1,866,751

Shares issued to Societe Innovatech
 du Grand Montreal (50,600)                  7,590                                                         7,590
Net loss for the year                                                   (1,042,414)                   (1,042,414)
Foreign currency translation
 adjustment                                                                              (160,791)      (160,791)

Balance, March 31, 2000                 14,711,179       159,825       (13,435,588)      (764,280)       671,136

*     Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.


PAGE-6


The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)


For the years ended March 31                                    1999            2000            2001
--------------------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating Activities
Loss for the year                                            (2,244,351)     (1,500,840)     (1,042,414)
(Add (deduct) items not requiring a cash outlay)
  Amortization                                                  362,108         296,147         215,603
  Foreign exchange loss (gain)                                  (11,968)        (89,119)              -
  Share issued to settle lawsuits and corporate
   indebtedness                                                 283,457         284,343               -
  Equity in loss of affiliate                                   452,619         228,214         156,725
Net changes in non-cash
Working capital balances related to operations:
  Decrease (increase) in accounts receivable                     (7,988)         (8,839)        140,697
  Decrease in research and development grants receivable              -               -               -
  Decrease (increase) in inventory                               49,882         308,947         166,024
  Increase (decrease) in accounts payable and accrued
   liabilities                                                  551,213        (538,059)        (43,809)
  Increase in prepaid expenses                                   42,920          22,772             577
                                                             ------------------------------------------
                                                               (522,108)       (996,434)       (406,597)
                                                             ------------------------------------------

Investing Activities

Disposal (purchase) of capital assets                          (179,241)          2,989         254,580
Advances to related parties                                     (55,330)        (10,091)        (52,187)
                                                             ------------------------------------------
                                                               (234,571)         (7,102)        202,393
                                                             ------------------------------------------

Financing Activities

Deferred financing costs incurred                               (49,813)         (2,882)              -
Increase (decrease) in bank indebtedness                         75,005         (93,942)         (9,166)
Shares and warrants issued, net of issue costs                   70,012         637,628           7,590
Loan from related parties                                        64,939         310,422         262,786
Issuance of convertible debentures                              190,000          10,000               -
                                                             ------------------------------------------
                                                                350,143         861,226         261,210
                                                             ------------------------------------------
Effect of exchange rate change on cash                         (130,104)         (2,569)          1,256
                                                             ------------------------------------------

Net increase (decrease) in cash during the year                (536,640)       (144,879)         58,262

Cash and cash equivalents, beginning of year                    692,833         156,193          11,314
                                                             ------------------------------------------

Cash and cash equivalents, end of year                          156,193          11,314          69,576

--------------------------------------------------------------------------------------------------------

Note: See note 16 for supplementary information.

The accompanying notes are an integral part of the consolidated financial statements.


PAGE-7


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

      The WideCom Group Inc. ("the Company") was incorporated under the laws of Ontario, Canada on June 15, 1990. The Company designs, assembles and sells high speed, high performance document systems which transmit, receive, print,copy and/or archive wide format documents.


Basis of Financial Statements

      The accompanying consolidated financial statements are stated in United States dollars, "the reporting currency". The transactions of the Company have been recorded during the year in Canadian dollars, "the functional currency". The translation of Canadian dollars into United States dollars amounts have been made at the year end exchange rates for revenues, expenses, gains and losses. Translation adjustments to reporting currency are included in equity as "cumulative other comprehensive loss" (see Note 11).

      The consolidated financial statements reflect retroactively a reverse stock split occurring during 1999 (see Note 10).

      These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America.

Principles of Consolidation

      These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Indo WideCom International Ltd. and Diprin Inc., and majority owned PosterNetwork.com Inc. All significant inter-company transactions and accounts have been eliminated.

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

Inventory

      Inventory is valued at the lower of cost, determined on a first-in first-out basis, and market value. Market value for raw material is defined as the replacement cost and for finished goods as the net realizable value.

Long-lived Assets

      Management reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss is based on the fair value of the asset.


PAGE-8


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Capital Assets

      Capital assets are recorded at cost. Amortization is provided annually at rates calculated to amortize the assets over their estimated useful lives as follows:

      Machinery, plant & computer equipment     30% declining balance
      Furniture and fixtures                    20% declining balance
      Prototypes and jigs                       20% declining balance

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

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid investments with original maturates of three months or less.

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

Foreign Currency Translation

      Balances of the Company denominated in foreign currencies and the accounts of the foreign subsidiary are translated into the functional currency as follows:

      (i) all assets and liabilities expect for capital at year end rates;
      (ii)  capital at historic rates;
      (iii) revenue and expense transactions at the average rate of exchange prevailing during the year; and
      (iv) changes in cash flows at the average rate of exchange prevailing during the year.

      Exchange gains or losses arising on these translations are reflected in other comprehensive loss for the year.


PAGE-9


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

Income Taxes

      The Company accounts for income taxes under the asset and liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future year differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities.
When tax credits are available, they are recognized as reductions of the current year's tax expense.

Concentrations of Credit Risk and Business Concentration

      The Company's receivables are unsecured and are generally due in 30 days. Currently the Company's customers are primarily local, national and international users of wide format document management systems. The Company's receivables do not represent significant concentrations of credit risk as at March 31, 2001 due to the wide variety of customers, markets and geographic areas to which the Company's products are sold.

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


PAGE-10


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

1.    Accounts Receivable


      Accounts receivable consists of:            2000        2001
                                                  ----        ----

      Trade receivables                          640,822     693,533
      Less:  Allowance for doubtful accounts      56,328     249,736
                                                 -------------------
                                                 584,494     443,797
                                                 -------------------

2.    Inventory


      Inventory consists of:      2000        2001
                                  ----        ----

      Raw material               564,980     577,802
      Work-in-progress            25,654      40,930
      Finished goods             318,949     124,827
                                 -------------------
                                 909,583     743,559
                                 ===================

3.    Advances to/Loans from Related Parties

      (a) Advances to related parties are non-interest bearing and will be repaid as follows:


                                     2000        2001
                                     ----        ----

      3294340 Canada Inc. (i)       204,043     297,070
      Vallille Wide Format (ii)      40,840           -
      Stockholders                        -           -
                                    -------------------
                                    244,883     297,070
                                    ===================

(i) Advances were made to a company as referred to in Note 5 to facilitate research and development activities. There is no fixed term of repayment and the balance is due on demand.
(ii) A company controlled by a non-executive director, incurred in the normal course of business, was included as a related party advance in year 2000. The said director has resigned during the year, and the corresponding balance has been included with trade accounts receivable without reclassifying the previous year comparative.

      (b) Non-interest bearing advances to the Company as short-term loans in order to assist in certain working capital requirements.


                                  2000        2001
                                  ----        ----

      Directors and officers     382,699     645,485
                                 ===================

      (c) Transactions with companies by, and fees paid to, executive officers, the principal stockholders and directors during the year were as follows:


                                                2000        2001
                                                ----        ----

      Sales                                          -           -
      Management fees and salaries expense     310,653     258,000

      The management fees are paid on a month to month basis to companies controlled by certain executives who comprise senior management of the Company.

*     Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.


Page 11


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

4.    Capital Assets


      Capital assets consist of:                              2000                          2001
                                                   -------------------------     -------------------------
                                                                Accumulated                   Accumulated
                                                      Cost      Amortization        Cost      Amortization
                                                      ----      ------------        ----      ------------

      Machinery, plant & computer equipment        1,989,048      1,361,419      1,646,001      1,448,831
      Furniture and fixtures                         112,487         67,224         91,395         76,277
      Prototypes and jigs                            301,220        165,408        239,494        131,722
      Land                                            58,564              -         45,806              -
      Building under construction                    375,791              -        298,785              -
                                                   ------------------------------------------------------
                                                   2,837,110      1,594,051      2,321,481      1,656,830
                                                   ======================================================
      Net book value                                              1,243,059                       664,651
                                                   ------------------------------------------------------

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

      In consideration for the ownership of this technology, the Company issued 125,000* common shares to its President and Chief Executive Officer (see Note 10(b)(vii)). The design of the portable photo-printer is still in the final stages of completion which management estimates to be in the fiscal year ending March 31, 2002. The cost of the technology is being amortized on a straight-line basis over 3 years commencing from Sept 30/98. As at Mar 31, 2001 the unamortized balance amounted to $15,625.

6.    Investment in Affiliate


                               2000        2001
                               ----        ----

      3294340 Canada Inc.     335,760     159,193
                              =======     =======

      In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3294340 Canada Inc. (Technologies NovImage as mentioned in note 12), a Quebec based company, for approx. $1,875,000. The investee carries on research and development activities in order to develop improvements, modifications, additions or alteration to the intellectual property and to develop new products. In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand Montreal ("Innovatech"), an economic development agency of the government of the Province of Quebec, pursuant to which Innovatech would be permitted, under certain circumstances, to exchange its 45% interest for common shares of the Company.


PAGE-12


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------


6.    Investment in Affiliate cont'd

      The Company has a commitment to pay a royalty fee based on net revenue (see Note 13(b)). The assets, liabilities, revenue and expenses of 3294340 Canada Inc. for the year ended March 31, 2000 and 2001 are as follows:


                                          2000          2001
                                          ----          ----

      Current assets                      636,551      390,865
      Capital assets                      486,823      373,759
                                        ----------------------
                                        1,123,374      764,624
      Current liabilities                 396,462      428,495
                                        ----------------------
      Net assets                          726,912      336,129
                                        ----------------------

      Revenue
        Miscellaneous income (loss)       100,958       (3,020)
        Research and development          627,299      429,922
                                        ----------------------
                                          728,257      426,902
      Expenses                          1,235,400      775,181
                                        ----------------------
      Net loss for the period            (507,143)    (348,279)
                                        ======================

      The Company's portion of the net loss is $156,725 ($228,214 in 2000).

      During the fiscal year 2000, Innovatech had made a request to convert 80% of its shares in 329430 Canada Inc. into the Company's common stock. During the fiscal year ended March 31, 2001, the company issued 50,600 shares to Innovatech. As a result of another transaction with M.S.Judge Systems, as at the year end the company still had a 45% stake in 329430 Canada Inc.

7.    Bank Indebtedness

      The Company has an operating line of credit available for approximately $100,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all Company assets except real property. At March 31, 2001 approximately $93,891 ($160,133 in 2000) was utilized.

      The Company's 2001 and 2000 bank indebtedness is the result of a bank overdraft in the Company's subsidiary as well as a revolving operating loan in the Company. The indebtedness of the subsidiary is secured by a pledge of fixed deposits with the local bank.

8.    Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of:


                                                 2000        2001
                                                 ----        ----

      Trade accounts payable                    495,382     444,258
      Wages and employee deductions payable      64,023      49,343
      Accrued liabilities                       177,591     174,761
      Accrued litigation costs                   69,450      94,275
                                                -------------------
                                                806,446     762,637
                                                ===================

*     Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

PAGE-13


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

9.    Convertible Debentures


                                      2000        2001
                                      ----        ----

      12% Convertible debentures     200,000     183,899

      During 1999, the Company conducted a private placement of ten specific investment units, each comprising 10,000 common shares ( see Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30 day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount is convertible following 360 days after the initial closing. During the fiscal year ended March 31, 2000, the Company issued the remaining one-half unit comprising of 5,000 common shares ( see
Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $10,000.

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

      (b)   Changes to Issued Share Capital

            (i) Effective January 29, 1999, the Company's stockholders approved a 1:4 reverse stock split resulting in 1,788,649* common shares outstanding as of that date.
            (ii) During 1998, 180,981* warrants were exercised in exchange for 180,981* common shares. The proceeds of this issue, net of related expenses of $120,470, was $2,049,709. This amount includes warrants exercised under the Company's warrant call.
            (iii) During 1998, 69,635* shares were issued for the full settlement and legal costs of a class action lawsuit filed in the State of New York and a partial settlement of another class action lawsuit filed in the State of California. Both lawsuits were in connection with potential losses that would be suffered on the warrant call. The Company is required to issue an additional 18,750* shares in connection with the State of California suit and accordingly the Company accrued approximately $122,000 for the cost of these shares representing the fair value of the shares on February 2, 1998. The Company also agreed to issue 96,927* replacement warrants for each warrant held by warrant holders on February 10, 1997 and sold by such holders prior to March 5, 1997.
            (iv) During 1998, $50,000 of convertible debentures ( see Note
            9) were converted into 14,742* common shares. The debentures were converted based on a conversion price of $0.8479 that represents the average of the closing bid share price of 20 days prior to the conversion. The Company also incurred $10,000 of issuance cost relating to the conversion of the debentures.
            (v) During fiscal 1999, it was determined that an accrual for warrant costs was not required. As a result, a reversal of the accrual was made consistent with APB 20 : "Accounting changes".

*     Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.


PAGE-14


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

10.   Share Capital cont'd

            (vi) In fall 1998, the Company issued an aggregate of 294,117* common shares ( 73,529*, 110,294* and 110,294* ) to three principals of the Company in full satisfaction of corporate indebtedness to those parties as approved by the Board of Directors.
            (vii) During the forth quarter of fiscal 1999, the Company's stockholders approved the acquisition of Diprin Inc., a corporate entity wholly owned by a principal of the Company in exchange for the issuance of 125,000* common shares.
            (viii) During the forth quarter of fiscal 1999, the Company and its legal counsel approved an amendment to a legal resolution with respect to a class action settlement. The amendment converted the warrant entitlements under the settlement into common shares that were subject to the 1:4 reverse stock split. An aggregate of 109,471 common shares were issued pursuant to two separate issuances pursuant to Company instructions dated February 17, 1999 and May 21, 1999 ( 54,752 and 54,719 respectively ).
            (ix) In April, 1998, an additional $50,000 of convertible debentures (see Note 9) were converted into 17,213* common shares. The debentures were converted based on a conversion price of $0.7262 that represents the average of the closing bid share price for the twenty days preceding the conversion. The Company incurred $15,000 in further issuance costs related to this conversion of the debenture.
            (x) During fiscal 1999, the Company engaged the services of Robb Peck McGooey Clearing Corporation, Cantella & Associates and Quantum Resources Inc., three related financial services companies to conduct a private offering to raise funds for investment in the Company. The units in the offering granted 10,000 shares to each purchaser. In total, ten units were sold with a 1/2 unit closing after March 31, 1999. 95,000 shares were issued pursuant to the placement between February 1999 and March 31, 1999. The remaining 5,000 shares were issued in the first quarter of fiscal 2000. The three companies are also entitled to a grant of 50,000 warrants to purchase 50,000 common shares at an exercise price of $1.20.
            (xi) In April, 1999 the Company issued an aggregate of 61,618 common shares ( 40,810 and 20,808 ) to two consulting companies independently run by principals of the Company in full satisfaction of corporate indebtedness to those parties as approved by the Board of Directors.
            (xii) On May 26, 1999, the Company and its legal counsel, with the approval of the Board of Directors, issued an additional aggregate of 18,748 common shares as the final stage of a settlement agreement with the Company.
            (xiii) On July 6, 1999, the Company closed an additional private placement involving up to 325,000 common shares of the Company at $2.00 per share issued on October 6, 1999. As a result of an over-subscription, a total of 337,500 shares of the Company's common stock was issued in the offering.
            (xiv) On December 21, 1999, the Company resolved three outstanding debentures, each in the amount of $50,000, and accrued interest in the amount of $56,351 by a transfer of 21,310 shares of the Company's common stock.
            (xv) On April 12, 1999, the Company settled an outstanding legal account in favour of its independent legal counsel by issuing 13,500 of the Company's common shares in full and final satisfaction of payment for the services rendered.
            (xvi) On January 4, 2000, the Company issued 2,190 of its common shares to Cantella and Associates on exercise of a vested placement agent warrant in their favour.
            (xvii) In January, 2001 the Company issued 50,600 common shares to Societe Innovatech du Grand Montreal in exchange for Innovatech's 45% stake in 329430 Canada Inc.

      (c)   Warrants

            As at March 31, 2001, the Company had 929,762 issued and outstanding warrants. The warrants are exercisable at prices ranging from $1.20 to $34.00 with expiry dates between 1999 and 2009.

*     Adjusted for reverse split of Company's Stock (1:4) on January 29,
1999.


PAGE-15


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

10.   Share Capital cont'd

      (d)   Employee Stock Option Plan

            The Company has elected to follow Accounting Principles Board (APB ) Opinion No. 25, " Accounting for Stock Issued to Employees ", and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is not recognized if the exercise price equals or exceeds the market price on the date of grant. The exercise price of the employees' stock options equals the market price of the underlying stock on the date of grant, therefore no compensation expense is recognized. In July 1996, the board of directors approved an employee stock option plan covering options to purchase 75,000* common shares that was increased in January 1997 to 125,000*. All options are currently vested.

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

            Pro-froma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the employee stock options under fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 5% to 6%; dividend yield of 0.0%; volatility factors of the expected market price of the Company's common stock of approximately 21% ( 122% in 1999 and 21% in 2000) and weighted-average expected life of the option of 10 to 13 years.

            The Company's pro-forma information is as follows:


                                  year ended       year ended      year ended
                                    31-Mar           31-Mar          31-Mar
                                     1999             2000            2001
                                  ----------       ----------      ----------

            Net loss
            As reported           (2,244,351)      (1,500,840)     (1,042,414)
            Pro-forma             (2,350,607)      (1,571,758)     (1,248,253)

            Net loss per share
            As reported               (1.28)            (0.61)          (0.40)
            Pro-forma                 (1.34)            (0.64)          (0.42)

PAGE-16


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

10.   Share Capital  cont'd

      (e)   The Activity of the Company's Stock Option Plan is as follows:


                                           Option Outstanding          Option Exercisable
                                      --------------------------   --------------------------
                                        Weighted                     Weighted
                                      Average price    Option      Average price    Options
                                        Per Share    Outstanding     Per Share    Exercisable
                                      -------------  -----------   -------------  -----------
                                        (dollars)                    (dollars)

            Balance, March 31, 1998        8.50        117,542          8.50        98,942
            Granted                        3.91          8,625
            Cancelled                      8.50         (9,667)
            Balance, March 31, 1999        8.15        116,500          8.15       104,958
            Granted                           -              -
            Cancelled                         -              -
            Balance, March 31, 2000        8.15        116,500          8.15        95,750
            Cancelled                      8.15         (9,250)
            Balance, March 31, 2001        4.00        107,250          4.00        95,750

            At March 31, 2001, there were 8,500 options available for future grants. As at March 31, 2001, the options have a weighted average contractual life of 7.5 years.

            Effective June 27, 2000, the Company's Board of Directors approved a repricing of the exercise under the plan of the options to $4.00 per share.

      (f)   Loss per Common Share

            The computation of loss per common share and common equivalent share is based on the weighted average number of common shares outstanding during the year except as noted below plus (in years which they have a dilutive effect ) the effect of common shares contingently issuable pursuant to outstanding warrants and options. On March 31, 2001 there were 929,762 warrants and 116,500 options outstanding that were not considered because they are anti-dilutive.

            The weighted average number of common shares used in calculating earnings per common share (after retroactive application of the reverse stock split in 1999) is as follows:



                                                          1999           2000          2001
                                                          ----           ----          ----

            Shares outstanding at year end*             2,068,400      2,582,985     2,633,585
                                                        --------------------------------------
            Weighted average shares outstanding*        1,749,386      2,443,730     2,591,418
                                                        --------------------------------------

*     Adjusted for reverse split of Company's common stock (1:4) on January
29, 1999.

PAGE-17


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

11.   Cumulative Other Comprehensive Loss

      The Company has adopted SFAS No. 130, " Reporting comprehensive income " as of January 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the consolidated financial statements. However, it does not affect net income or total stockholder's equity. The components of comprehensive loss are as follows:


                                                   1999             2000             2001
                                                   ----             ----             ----

      Net loss                                  (2,244,351)      (1,500,840)      (1,042,414)
      Other comprehensive loss & foreign
       currency translation adjustments           (280,396)         (65,480)        (160,791)
                                                --------------------------------------------
      Comprehensive loss                        (2,524,747)      (1,566,320)      (1,203,205)
                                                ============================================

      The components of accumulated other comprehensive loss are as follows:


      Accumulated other translation loss March 31, 1998                (257,613)
      Foreign currency translation adjustment for the year ended
       March 31, 1999                                                  (280,396)
                                                                       --------
      Accumulated other translation loss March 31, 1999                (538,009)
      Foreign currency translation adjustment for the year ended
       March 31, 2000                                                   (65,480)
                                                                       --------
      Accumulated other translation loss March 31, 2000                (603,489)
      Foreign currency translation adjustment for the year ended
       March 31, 2001                                                  (160,791)
                                                                       --------
      Accumulated other translation loss March 31, 2001                (764,280)
                                                                       ========

12.   Income Taxes

      (a) The reconciliation of income taxes calculated at an approximate statutory rate of 45% to the total tax provision is as follows:


                                                     1999            2000          2001
                                                     ----            ----          ----

      Income taxes recovery                       (1,001,000)      (670,000)      583,000
      Items not subject to income taxes              252,000        274,000       228,000
      Benefit of tax losses not recognized           749,000        396,000       248,000
                                                  ---------------------------------------
                                                           -              -             -
                                                  =======================================

      Income tax provision and recovery is related solely to domestic operations. Foreign operations are not subject to taxes.

      (b) The Company has net operating loss carryforwards to reduce federal taxable income of approximately $8,028,000 which expire in 2004 through 2008. The Company has net operating loss carryforwards available to reduce Ontario taxable income of approximately $9,470,000 which expire during the years 2001 through 2008. The potential tax benefits of these losses have not been recognized in these consolidated financial statements.

      The Company has share issue costs amounting to $2,800,000, which are deductible against taxable income. When realized, the benefits will be recorded as a capital transaction.

*     Adjusted for reverse split of Company's common stock (1:4) on January
29, 1999.


PAGE-18


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

13.   Commitments

      (a) The Company leases premises, office equipment and motor vehicles under operating leases expiring in 2004. The approximate annual rental commitments during the lease terms are as follows:


      Year ended March 31, 2002          36,077
      Year ended March 31, 2003          14,000
      Year ended March 31, 2004             900

      Approximate rental expense incurred under operating leases is as follows:


      Year ended March 31, 1998         169,000
      Year ended March 31, 1999         177,000
      Year ended March 31, 2000         178,000
      Year ended March 31, 2001         179,500

      (b) The Company is committed to its affiliate, 3294340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by the affiliate on behalf of the Company (see Note 6).

      (c) Capital commitments of the foreign subsidiary, Indo WideCom International Ltd. in India, is approximately $14,000.

14.   Segmented Information

      The Company has adopted SFAS No. 131, "Disclosures about segments of an enterprise" which establishes standards for reporting operating segments in annual financial statements.

      Description of type of product : The Company operates through one segment, wide format document management systems, comprising of two major products- wide format scanners and plotters.

      Measurement of Segment profit and loss :   As the products ( noted
above ) are regarded as one segment, the total Consolidated Statements of Operations and Consolidated Balance Sheets and deemed by management to be wholly attributable to that segment.

      (a) The Company operated in one industry segment. The Company's operations and identifiable assets by geographic region are as follows:


                                          Canada           India        Intercompany         Total
                                          ------           -----        ------------         -----

      Year ended March 31, 1998
      Revenue                            2,913,259       1,556,141       (1,415,596)       3,053,804
      Net loss                          (3,321,531)       (244,027)         229,693       (3,335,865)
      Identifiable assets                6,677,495       2,442,435       (3,468,740)       5,651,190
      Year ended March 31, 1999
      Revenue                            2,726,807       1,694,131       (1,345,329)       3,075,609
      Net loss                          (2,357,707)       (111,715)         225,071       (2,244,351)
      Identifiable assets                4,547,514       2,066,306       (2,335,604)       4,278,216
      Year ended March 31, 2000
      Revenue                            2,540,161         769,102         (736,552)       2,572,711
      Net loss                          (1,232,624)       (391,398)         123,182       (1,500,840)
      Identifiable assets                3,650,014       1,779,172       (1,993,825)       3,435,361
      Year ended March 31, 2001                           (214,653)
      Revenue                            1,465,283         395,342         (276,237)       1,584,388
      Net loss                          (1,093,988)       (174,278)         225,852       (1,042,414)
      Identifiable assets                3,014,456       1,270,768       (1,851,768)       2,433,456

Page 19


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2000 and 2001
-------------------------------------------------------------------------------

14.   Segmented Information  cont'd.

      (b) The breakdown of sales by geographic region is as follows:


                              1999          2000           2001
                              ----          ----           ----

      Canada                 211,735        267,559        152,630
      United States        1,338,704      1,535,204        722,943
      Middle East            200,711        117,733        173,587
      Asia                   583,077        286,394        364,700
      Europe                 241,708        355,385        167,931
                           ---------------------------------------
                           2,575,935      2,562,275      1,581,791
                           =======================================

      (c) In the year ended March 31, 1999 and 1998 no end user accounted for more than 5% of the Company's product sales. In 2000, approximately 27.7% of the Company's product sales were made through five distributors, with the largest representing approximately 14.3%. For the year ended March 31, 2001, approximately 26% of the Company's product sales were made through five distributors, with the largest representing approximately 15%.

      (d) Information with respect to revenues earned by country or by product are not readily available.

15. (a) The Company has been served with a claim, with respect to a breach of contract regarding the Company's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement. The claim seeks a total of $15.85 million in damages and is in progress in the Province of Ontario. Management considers that the prospects of a successful resolution are likely.

      Several other claims against the Company are in various stages of litigation. In management's opinion, these claims are not material and accordingly no provision has been made in the consolidated financial statements.

      Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

      (b) The Company's wholly owned subsidiary, Indo WideCom International Ltd., in India, has not met export obligations for the fiscal year which may result in additional customs duty levied by the authorities in India. As at year end, this amount was not determinable.

16.   Supplemental Disclosure of Cash Flow Information


                                                                   2000        2001
                                                                   ----        ----

      Cash paid during the year:
      Interest                                                    16,863      16,863
                                                                 -------------------

      Non monetary transaction during the year:
      Shares issued for conversion of debentures                 203,777           -
      Shares issued to Innovatech (as explained earlier)                       4,815
                                                                 -------------------
                                                                 203,777       4,815
                                                                 ===================

17.   Comparative Figures

      Comparative figures for the previous years, as presented in these financial statements were audited by the company's former auditors.

18.   Subsidiaries

      During the year the Company sold its proprietary wide-format printing technology and related patents to its wholly owned subsidiary
PosterNetwork.com Inc. ("PosterNetwork") in exchange for 12 million shares of PosterNetwork. The Indian subsidiary decided not to recognize any gain or loss on foreign currency transactions during the year.


PAGE-20