Form 10QSB
period 2001-06-30
WIDECOM GROUP INC
filed 2001-09-18
CIK 922023

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 2001
                                       -------------

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

      The number of shares outstanding of registrant's common stock as of September 17, 2001 was 2,633,585 shares.

       1 of 9


                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                   Page No.
                                                                   --------

Part I Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets -
         June 30, 2001 and June 30, 2000                               3

         Consolidated Statements of Operations -
         Three months ended June 30, 2001
         and June 30, 2000                                             4

         Consolidated Statements of Cash Flows -
         Three months ended June 30, 2001
         and June 30, 2000                                             5


         Notes to Consolidated Financial Statements                  6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               7-8

Part II Other Information

         None.

Signatures                                                             9

       2 of 9


PART I FINANCIAL INFORMATION
The WideCom Group Inc.
Consolidated Balance Sheet
(in United States dollars)

                                                              June 30,
                                                     --------------------------
                                                        2000             2001
-------------------------------------------------------------------------------

Current Assets                            Notes
Cash and cash equivalents                               85,205           27,749
Accounts receivable                                    642,486          438,001
Inventory                                   3          898,377          708,399
Prepaid expenses                                        37,407           19,817
Advances to related parties                            239,723          295,658
Deferred financing costs                                30,506           14,811
                                                    ---------------------------

Total Current Assets                                 1,933,704        1,504,435

Capital Assets                              4        1,171,114          641,024

Purchased research and
 development technology                     5           41,409           14,811
Investment in affiliate                     6          255,066           84,650
Total Assets                                         3,401,293        2,244,920
-------------------------------------------------------------------------------

Liabilities & Stockholders' Equity

Current Liabilities
Bank indebtedness                                      198,961          168,494
Accounts payable & accrued liabilities               1,030,285          732,251
Loans from related parties                             401,651          658,481
Convertible debentures                      5          195,785          180,085
                                                    ---------------------------
Total Current Liabilities                            1,826,682        1,739,311
                                                    ---------------------------

Stockholders' Equity
Common shares
 5,000,000*  shares authorized of no par value
 2,443,730*  shares issued and outstanding on
             March 31, 2000
 2,633,585*  shares issued and outstanding on
             June 30, 2001                          14,703,589       14,711,179
Contributed surplus                                    159,825          159,825
Deficit                                            (13,288,802)     (14,365,395)
                                                    ---------------------------
                                                     1,574,612          505,609
                                                    ---------------------------
Total Liabilities & Stockholders' Equity             3,401,294        2,244,920
-------------------------------------------------------------------------------

*  Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

       3 of 9


The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)

                                                   For the three months ended
                                                   --------------------------
                                                    June 30,       June 30,
                                                      2000           2001
                                                   (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------

Revenue

Product sales                                        510,994         85,752
Research and development grants                            -              -
Interest income                                        1,027             91
                                                   ------------------------

Total Revenue                                        512,021         85,843
                                                   ------------------------

Expenses
  Cost of product sales                              112,304         22,166
  Research and development                            25,910         11,792
  Selling, general & administrative                  345,866        100,532
  Interest and bank charges                           10,560          3,368
  Management fees & salaries                          47,689         39,500
  Amortization                                        59,574         23,627
  Financing fees                                       7,203              -
  Foreign exchange loss (gain)                       (23,462)        (2,358)
                                                   ------------------------

Total Expenses                                       585,644        198,627

Operating loss                                       (73,623)      (112,784)

Legal settlement costs                                     -              -
Equity in loss of affiliate                          (73,639)       (74,543)
                                                   ------------------------

Net loss for the period                             (147,262)      (187,327)
---------------------------------------------------------------------------

Loss per common share, basic
 and diluted                                          (0.06)          (0.07)
---------------------------------------------------------------------------

Weighted average number of shares outstanding*    2,443,730       2,633,585
---------------------------------------------------------------------------

*  Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

       4 of 9


The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

                                                      For the three months ended
                                                      --------------------------
                                                       June 30,       June 30,
                                                         2000           2001
                                                      (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------

Cash provided by (used in)

Operating Activities
Loss for the year                                      (147,262)      (187,327)
-----------------
(Add (deduct) items not requiring a cash outlay
  Amortization                                           59,574         23,627
  Foreign exchange loss (gain)                          (23,462)        (2,358)
  Share issued to settle lawsuits and corporate
   indebtedness                                                              -
  Equity in loss of affiliate                            73,639         74,543

Net changes in non-cash
-----------------------
  Working capital balances related to operations:
    Decrease (increase) in accounts receivable          (70,333)        10,908
    Decrease in research and development grants
     receivable                                               -              -
    Decrease (increase) in inventory                     (7,962)        35,160
    Increase (decrease) in accounts payable and
     accrued liabilities                                240,905         (1,805)
    Increase (decrease) in prepaid expenses             (18,335)          (245)
                                                       -----------------------
                                                        106,764        (47,497)

Investing Activities

Disposal (purchase) of capital assets                       797              -
Advances to related parties                                              1,412
                                                       -----------------------
                                                            797          1,412
                                                       -----------------------

Financing Activities

Deferred financing costs incurred                                            -
Increase (decrease) in bank indebtedness                 23,286         (1,805)
Shares and warrants issued, net of issue costs                -              -
Loan from related parties                                27,022         12,996
Issuance of convertible debentures                            -              -
                                                       -----------------------
                                                         50,308         11,191
                                                       -----------------------
Effect of exchange rate change on cash                  (83,978)        (6,933)
                                                       -----------------------

Net increase (decrease) in cash during the period        73,891        (41,827)

Cash and cash equivalents, beginning of the period       11,314         69,576
                                                       -----------------------

Cash and cash equivalents, end of the period             85,205         27,749

The accompanying notes are an integral part of the consolidated financial statements.

       5 of 9


The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)
June 30, 2001
---------------------------------------------------------------------------

1.    Presentation of Interim Information
      In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 2001, and the results of operations for the three months ended June 30, 2001 and 2000 and cash flows for the three months ended June 30, 2001. Interim results are not necessarily indicative of of results for full year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year ended March 31, 2001.

2.    Financial Statements
      The consolidated financial statements include the accounts of Widecom and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.    Inventory
      Inventories are summarized as follows:

                                             June 30,     June 30,
                                               2000         2001
                                             ---------------------

      Raw material                           597,949      577,802
      Work-in-progress                         7,897        7,659
      Finished goods                         292,531      122,938
                                             --------------------
                                             898,377      708,399
                                             --------------------

4.    Capital Assets
      Capital assets consist of:

                                                        June 30, 2000               June 30, 2001
                                                  -------------------------   -------------------------
                                                               Accumulated                 Accumulated
                                                    Cost       Amortization     Cost       Amortization
                                                  -----------------------------------------------------

      Machinery, plant & computer equipment       1,953,130     1,347,879     1,646,001     1,463,619
      Furniture and fixtures                        103,322        90,104        91,395        77,033
      Prototypes and jigs                           294,872       167,429       239,494       139,805
      Land                                           57,330             -        45,806             -
      Building under construction                   367,872             -       298,785             -
                                                  ---------------------------------------------------
                                                  2,776,526     1,605,412     2,321,481     1,680,457
                                                  ---------------------------------------------------
      Net book value                                            1,171,114                     641,024
                                                  ---------------------------------------------------

5.    Convertible Debentures
      During 1999, the Company conducted a private placement of ten specific investment units, each comprising 10,000 common shares (see
      Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share. One-half of the principal amount of the note is exercisable during the 30 day period commencing 180 days from the initial closing on February 19, 1999. The remaining principal amount

       6 of 9


The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
June 30, 2001
---------------------------------------------------------------------------

5.    Convertible Debentures (cont'd)
      is convertible following 360 days after the initial closing. During the fiscal year ended March 31, 2000, the Company issued the remaining one-half unit comprising of 5,000 common shares (see Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $10,000.

      The Company is presently in default on the interest payments on the 12% convertible debentures. The consequences of this default has not been determined.

6.    Loans from Related Parties
      The loans from related parties are non-interest bearing, due on demand and were advanced to the Company in order to assist in certain working capital requirements.

7.    Contingent Liabilities

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

            On December 20, 1996, two individuals, filed a lawsuit in the United Stated District Court for the District of Rhode Island, seeking 60,000 shares and 40,000 warrants. This action has been formally dismissed. An additional three shareholders have also commenced related litigation, alleging purchases of the Company's securities from the previously noted two individuals, who are named as co-defendants. The Company has filed and received default judgments on its cross-claims against the two individual co-defendants. As the value of the Company's common stock has decreased substantially in recent months, it may not be able to settle the outstanding suits through issuance of stock. Collectively almost $1 million is claimed by the 3 shareholder suits.

            Several other claims against the Company are in various stages of litigation. In management's opinion, these claims are not material and accordingly no provision has been made in the consolidated financial statements.

            Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

      (c)   The Company's wholly owned subsidiary, Indo WideCom
            International Ltd., in India, has not met export obligations for the fiscal year which may result in additional customs duty levied by the authorities in India. As at year end, this amount was not determinable.

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

      While we received government grants in the past, we do not meet the required pre-qualification for such grants subsequent to conducting its public offering. In consideration of this fact, we shifted our research and development to an affiliated joint venture based in Montreal, Canada.

      In February 2000, we established a majority-owned subsidiary, Posternetwork.COM Inc., to engage in the business line of offering an online printing service. Posternetwork is currently engaged in organizational and financing activities.

Results of Operations
Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

      Sales for the quarter ended June 30, 2001 were $85,752, a decrease of $425,242 as compared to $510,994 for the quarter ended June 30, 2000. Net Revenues for the quarter ended June 30, 2001 were $63,677, a decrease of $336,040 as compared to $399,717 for the quarter ended June 30, 2000. The decline in revenue was attributed to a decrease in sales and promotional efforts in order to conserve cash.

      Operating expenses for the quarter ended June 30, 2001 were $176,461 a decrease of $296,879, or 63%, as compared to $473,340 for the quarter ended June 30, 2000. Selling, general and administrative expenses for the quarter ended June 30, 2001 were $100,532, decreased by $245,334, or 71% versus the same period in the previous fiscal year. This reduction in selling, general and administrative expenses is a result of our efforts to preserve our cash resources.

      Our share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that had been formed on the second of October 1996, for the quarter ended June 30, 2001, amounted to $74,543 as compared to $73,639 for the quarter ended June 30, 2000.

Liquidity and Capital Resources

      Our primary cash requirements have been to fund research and development activities, acquisition of equipment and inventories and to meeting operations expenses incurred in connection with the commercialization of our products. We meet our working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations.

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

                                       THE WIDECOM GROUP INC.


September 18, 2001                      /s/Suneet S. Tuli
------------------                      ----------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President


September 18, 2001                      /s/Raja S. Tuli
------------------                      ----------------------
Date                                      President, C.E.O


       9 of 9