Form 10KSB
period 2001-09-30
WIDECOM GROUP INC
filed 2001-12-27
CIK 922023

10QSB
      1
      wide-q1.txt
      FORM 10-QSB FOR SEPTEMBER 30, 2001



===========================================================================

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                       FORM 10-QSB


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 2001
                                             -------------

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

            The number of shares outstanding of registrant's common stock as of
      December 21, 2001 was 2,633,585 shares.


                                 THE WIDECOM GROUP INC.
                                       FORM 10-QSB
                                          INDEX




      PART I FINANCIAL INFORMATION

      Consolidated Balance Sheets4

      Consolidated Statements of Operations5

      Consolidated Statements of Cash Flows6

      Notes to Consolidated Financial Statements7- 9

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations
7-89

      Part II Other Information

               None.

      Signatures
910












      PART I FINANCIAL INFORMATION

      The WideCom Group Inc.
      Consolidated Balance  Sheet
      (in United States dollars)
      September 30
      20002001

      Current AssetsNotes
      Cash and cash equivalents498547771
      Accounts receivable 654277423194
      Inventory3824478528457
      Prepaid expenses2955421263
      Advances to related parties344964295658
      Deferred financing costs248949802

      Total Current Assets19280211286145

      Capital Assets 41088968620963

      Purchased research and
          development technology54077413997
      Investment in affiliate81740660

      Total Assets32318291921105


      Liabilities & Stockholders' Equity

      Current Liabilities

      Bank indebtedness214678120609
      Accounts payable and  accrued liabilities605454606675
      Loans from related parties537942737981
      Convertible debentures5192803180085

      Total Current Liabilities15508771645350

      Stockholders' Equity
      Common shares
       5,000,000*  shares authorized of no par value
       2,443,730*  shares issued and outstanding on
                              March 31, 2000
       2,633,585*  shares issued and outstanding on
                              June 30, 20011470358914711179
      Contributed surplus159825159825
      Deficit-13182464-14595249
      1680950275755
      Total Liabilities & Stockholders' Equity32318271921105

      * Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

      The accompanying notes are an integral part of the consolidated financial
      statements.Page 4


      The WideCom Group Inc.
      Consolidated Statements of Operations
      (in United States dollars)For the three months endedFor the six September 30September 30months ended
      20002001Sept. 30, 2001
      (Unaudited)(Unaudited)(Unaudited)

      Revenue

      Product sales381372147879233631
      Research and development grants000
      Interest income102131222

      Total Revenue381474148010233853

      Expenses
        Cost of product sales835333621158377
        Research and development217458379595587
        Selling, general and administrative194134121106221638
        Interest and bank charges1018929856353
        Management fees and salaries554791245851958
        Amortization652013181055436
        Financing fees532200
        Foreign exchange loss (gain)62948502492

      Total Expenses436232293215491841

      Operating loss-54758-145205-257988

      Legal settlement costs000
      Equity in loss of affiliate-78227-84650-159193

      Net loss for the period-132985-229855-417181


      Loss per common share, basic
             and diluted-0.05-0.09-0.16


      Weighted average number of shares outstanding*244373026335852633585


      * Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.


      The accompanying notes are an integral part of the consolidated financial statements.

      The WideCom Group Inc.
      Consolidated Statements of Cash Flows
      (in United States dollars)For the six months ended
      September 30September 30
      20002001
      (Unaudited)(Unaudited)

      Cash provided by (used in)

      Operating Activities
      Loss for the year-280250-417181
      (Add (deduct) items not requiring a cash outlay)
         Amortization 12477555437
         Foreign exchange loss (gain)-228302492
         Share issued to settle lawsuits and corporate
             indebtedness0
         Equity in loss of affiliate151866159193
      Net changes in non-cash
       Working capital balances related to operations:
         Decrease (increase) in receivables-9263530724
         Decrease in research and development grants receivable00
         Decrease (increase) in inventory53165215102
         Increase (decrease) in accounts payable and accrued
            liabilities-174564-155962
         Increase (decrease) in prepaid expenses-109321201
      -251405-108994
      Investing Activities

      Disposal (purchase) of capital assets8400
      Advances to related parties-1105331412
      -1096931412
      Financing Activities

      Deferred financing costs
      Increase (decrease) in bank indebtedness42298-49690
      Shares and warrants issued, net of issue costs00
      Loan from related parties17156092496
      Issuance of convertible debentures0
      21385842806
      Effect of exchange rate change on cash1857802972

      Net increase (decrease) in cash during the period38540-61804

      Cash and cash equivalents, beginning of the period1131469576

      Cash and cash equivalents, end of the period498547771


      The accompanying notes are an integral part of the consolidated financial statements.

      The WideCom Group Inc.
      Notes to Consolidated Financial Statements (Unaudited)
      (in United States dollars)

      September 30, 2001


      1. Presentation of Interim Information

      In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 2001, andthe results of operations for the three months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001. Interim results
      are not necessarily indicative of results for full year.

      The condensed consolidated financial statements and notes are presented as permitted byForm 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year ended March 31, 2001.

      2. Financial Statements

      The consolidated financial statements include the accounts of Widecom and its whollyowned subsidiary. All significant intercompany balances, transactions and stockholdingshave been eliminated.

      3.   Inventory
      September 30September 30
            Inventories are summarized as follows:20002001

      Raw material612850442987
      Work-in-progress4235828218
      Finished goods16927057252
      824478528457

      4.   Capital Assets

              Capital assets consist of:September 30, 2000September 30, 2001 AccumulatedAccumulated
      CostAmortizationCostAmortization

      Machinery, plant & computer equipment1923339138883016460011476163 Furniture and fixtures101749862479139577692
      Prototypes and jigs290381170150239494146663
      Land564570458060
      Building under construction36226902987850
      2734195164522723214811700518
      Net book value1088968620963

      5.   Convertible Debentures

      During 1999, the Company conducted a private placement of ten specific investmentunits, each comprising 10,000 common shares and a three-year
       12% convertible subor-dinated convertible subordinated note in the amount of $20,000. Interest payments arepayable quarterly and conversion is available at an exercise price of $1.00 per
share.One-half
      of the principal amount of the note is exercisable during the 30 day period commencing 180 days from the initial closing on February 19,
1999.

      The WideCom Group Inc.
      Notes to Consolidated Financial Statements
      (in United States dollars)

      September 30, 2001

      5.   Convertible Debentures (cont'd)

      The remaining principalamount is convertible following 360 days after the initial closing. During the fiscal year endedMarch 31, 2000, the Company issued the remaining one-half unit comprising of 5,000common shares ( see Note 10(b)(x)) and a three-year 12% convertible subordinated
      notein the amount of $10,000.

      The Company is presently in default on the interest payments on the 12% convertible debentures. The consequences of this default has not been determined.

      6.   Loans from Related Parties

      The loans from related parties are non-interest bearing, due on demand and were advancedto the Company in order to assist in certain working capital requirements.

      7. Contingent Liabilities

                  (a) The Company has been served with a claim, with respect to
      a
      breach of contract regarding the Company's rights under two specific joint venture and development agreements to use and distribute various iterations of software components allegedly the sole property of the claimant. The action claims damages for breach of contract along with copyright and trademark infringement. The claim seeks a total of $15.85million in damages and is in progress in the Province of
Ontario.
      Management considersthat the prospects of a successful resolution are likely.

      Several other claims against the Company are in various stages of litigation. Inmanagement's opinion, these claims are not material and accordingly no provision hasbeen made in the consolidated financial statements.

      Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

                 (b) The Company's wholly owned subsidiary, Indo WideCom International Ltd., in India, hasnot met export obligations for the fiscal year which may result in additional customs dutylevied by the authorities in India. As at year end, this amount was not determinable.

      The WideCom Group Inc.
      Notes to Consolidated Financial Statements
      (in United States dollars)

      September 30, 2001



      8.   Investment in AffiliateSeptember 30,
      20002001

      3294340 Canada Inc.174066Nil

      In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3294340 Canada Inc., a Quebec based company, for approx. $1,875,000. The investee carries on research and development activities in orderto develop improvements,
      modifications, additions or alteration to the intellectualproperty and to develop new products. In connection with the transaction, the
Company
      Montreal ("Innovatech"), an economic development agency of the government of the Province of Quebec, pursuant to which Innovatech would be permitted, under certaincircumstances, to exchange its 45% I nterest for up to 63,250* common shares of the Company.

      During the fiscal year ended March 31, 2000, Innovatech had made a request to convert 80% of its shares in 329430 Canada Inc. into the Company's common stock.

      During the fiscal year ended March 31, 2001, the Company issued 50,600 shares to Innovatech.As a result of another transaction with M.S.
Judge
      Systems, and with the other shareholders of329430 Canada Inc., the Company had no further stake in the affiliate.

      At the end of September 2001, the asset value of the Company's investment in its affiliate became nil, and the Company divested itself
       of its stake in 329430 Canada Inc.

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

      Results of Operations
      Quarter Ended September 30, 2001 Compared to Quarter Ended September
30,
      2000

         Sales for the quarter ended September 30, 2001 were $147,879, a decrease of
      $233,493 as compared to $381,372 for the quarter ended September 30, 2000.
       Net
      Revenues for the quarter ended September 30, 2001 were $111,799, a decrease of
      $186,142 as compared to $297,941 for the quarter ended September 30, 2000.
      The
      decline in revenue was attributed to a decrease in sales and promotional efforts in order to conserve cash.

            Operating expenses for the quarter ended September 30, 2001 were $257,004 a decrease of $95,695, as compared to $352,699 for the quarter ended September 30, 2000. Selling, general and administrative expenses
      for the
      quarter ended September 30, 2001 were $121,106, decreased by $73.028, versus the same period in the previous fiscal year. This reduction in selling, general and administrative expenses is a result of our efforts to
      preserve our cash resources. Reserch and development cost has been incresed to the tune of $62,050 compared to the previous fiscal period of comparison is due to the new reserch activities carring on for improvement of product
      quality .
      Management fees and salaries are reduced by 77% due to voluntary reduction of remunaration to President and Vice President

            Our share of the loss incurred by the research and development consortium (3294340 Canada Inc.) that had been formed on the second of October 1996, for the quarter ended September 30, 2001, amounted to $84,650 as compared to $78,227 for the quarter ended September 30, 2000. The accumulated loss from above investment has crossed the total investment in 3294340 .

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

                                             THE WIDECOM GROUP INC.


      December 21, 2001                      /s/Suneet S. Tuli
      ------------------                      ----------------------
      Date                                      Suneet S. Tuli,
                                                Executive Vice President


      December 21, 2001                      /s/Raja S. Tuli
      ------------------                      ----------------------
      Date                                      President, C.E.O