Form 10QSB/A
period 2001-09-30
WIDECOM GROUP INC
filed 2001-12-27
CIK 922023

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

                                 THE WIDECOM GROUP INC.
                                       FORM 10-QSB
                                          INDEX

The WideCom Group Inc.

Consolidated Financial Statements (Unaudited)
For the quarters ended September 30, 2001 and 2000

Together with Review Engagement Report

TABLE OF CONTENTS

Review Engagement Report        2

Financial Information        3

Consolidated Balance Sheets                                       4

Consolidated Statements of Operations                             5

Consolidated Statements of Cash Flows                             6

Notes to Consolidated Financial Statements                       7- 9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations           7-8

Part II Other Information        9

               None.

Signatures             10

2 of 9

Review Engagement Report

I have reviewed the balance of The Widecom Group Inc. as at September 30, 2001 and the statements of income and retained earnings for the quarter then ended, and the statement of cash flow for the six months then ended. My review was made in accordance with the US generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information to me by the management.

A reviw does not constitute an audit and consequently I do not express an audit opnion on these financial statements.

Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with the US generally accepted accounting principles.

Mississauga, Ontario      Charted Accountant

21-Dec-01       /s/ Zafar Husain Siddiqui

PART I FINANCIAL INFORMATION

The WideCom Group Inc.
Consolidated Balance  Sheet
(in United States dollars)
                                                September 30
                                                     2000      2001

Current Assets                  Notes
Cash and cash equivalents                           49854      7771
Accounts receivable                                654277    423194
Inventory                              3           824478    528457
Prepaid expenses                                    29554     21263
Advances to related parties                        344964    295658
Deferred financing costs                            24894      9802

Total Current Assets                              1928021   1286145

Capital Assets                         4          1088968    620963

Purchased research and
    development technology             5            40774     13997
Investment in affiliate                8           174066         0

Total Assets                                      3231829   1921105

Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness                                  214678    120609
Accounts payable and  accrued liabilities          605454    606675
Loans from related parties                         537942    737981
Convertible debentures                 5           192803    180085

Total Current Liabilities                         1550877   1645350

Stockholders' Equity
Common shares
 5,000,000*  shares authorized of no par value
 2,443,730*  shares issued and outstanding on
                        March 31, 2000
 2,633,585*  shares issued and outstanding on
                        June 30, 2001            14703589  14711179
Contributed surplus                                159825    159825
Deficit                                         -13182464 -14595249
                                                  1680950    275755
Total Liabilities & Stockholders' Equity          3231827   1921105

*  Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.
                                                         Page 4

The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)              For the three monFor the six
                                        SeptembeSeptembermonths ended
                                            2000     2001Sept. 30, 2001
                                        (Unaudit(Unaudite(Unaudited)

Revenue

Product sales                             381372   147879    233631
Research and development grants                0        0         0
Interest income                              102      131       222

Total Revenue                             381474   148010    233853

Expenses
  Cost of product sales                    83533    36211     58377
  Research and development                 21745    83795     95587
  Selling, general and administrative     194134   121106    221638
  Interest and bank charges                10189     2985      6353
  Management fees and salaries             55479    12458     51958
  Amortization                             65201    31810     55436
  Financing fees                            5322        0         0
  Foreign exchange loss (gain)               629     4850      2492

Total Expenses                            436232   293215    491841

Operating loss                            -54758  -145205   -257988

Legal settlement costs                         0        0         0
Equity in loss of affiliate               -78227   -84650   -159193

Net loss for the period                  -132985  -229855   -417181

Loss per common share, basic
       and diluted                         -0.05    -0.09     -0.16

Weighted average number of shares outsta 2443730  2633585   2633585

*  Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)                      For the six months ended
                                                SeptemberSeptember 30
                                                     2000      2001
                                                (Unaudite(Unaudited)

Cash provided by (used in)

Operating Activities
Loss for the year                                 -280250   -417181
(Add (deduct) items not requiring a cash outlay)
   Amortization                                    124775     55437
   Foreign exchange loss (gain)                    -22830      2492
   Share issued to settle lawsuits and corporate
       indebtedness                                               0
   Equity in loss of affiliate                     151866    159193
Net changes in non-cash
 Working capital balances related to operations:
   Decrease (increase) in receivables              -92635     30724
   Decrease in research and development grants r        0         0
   Decrease (increase) in inventory                 53165    215102
   Increase (decrease) in accounts payable and accrued
      liabilities                                 -174564   -155962
   Increase (decrease) in prepaid expenses         -10932      1201
                                                  -251405   -108994
Investing Activities

Disposal (purchase) of capital assets                 840         0
Advances to related parties                       -110533      1412
                                                  -109693      1412
Financing Activities

Deferred financing costs
Increase (decrease) in bank indebtedness            42298    -49690
Shares and warrants issued, net of issue costs          0         0
Loan from related parties                          171560     92496
Issuance of convertible debentures                      0
                                                   213858     42806
Effect of exchange rate change on cash             185780      2972

Net increase (decrease) in cash during the perio    38540    -61804

Cash and cash equivalents, beginning of the peri    11314     69576

Cash and cash equivalents, end of the period        49854      7771

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)

September 30, 2001

1. Presentation of Interim Information

        In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30, 2001, and the results of operations for the three months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001. Interim results are not necessarily indicative of of results for full year.

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

3.   Inventory
                                                SeptemberSeptember 30
      Inventories are summarized as follows:         2000      2001

        Raw material                               612850    442987
        Work-in-progress                            42358     28218
        Finished goods                             169270     57252
                                                   824478    528457

4.   Capital Assets

        Capital assets consist oSeptember 30, 20September 30, 2001
                                        Accumulated      Accumulated
                                Cost    AmortizaCost     Amortization

        Machinery, plant & compu 1923339 1388830  1646001   1476163
        Furniture and fixtures    101749   86247    91395     77692
        Prototypes and jigs       290381  170150   239494    146663
        Land                       56457       0    45806         0
        Building under construct  362269       0   298785         0
                                 2734195 1645227  2321481   1700518
        Net book value                   1088968             620963

5.   Convertible Debentures

        During 1999, the Company conducted a private placement of ten specific investment units, each comprising 10,000 common shares  and a three-year 12% convertible subor-
        dinated convertible subordinated note in the amount of $20,000.  Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share.
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

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

September 30, 2001

8.   Investment in Affiliate                    September 30,
                                                     2000      2001

        3294340 Canada Inc.                        174066Nil

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
        As a result of another transaction with M.S. Judge Systems, and with the other shareholders of
        329430 Canada Inc., the Company had no further stake in the affiliate.

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