Form 10QSB
period 2001-12-31
WIDECOM GROUP INC
filed 2002-04-01
CIK 922023

The WideCom Group Inc.


Consolidated Financial Statements (Unaudited)
For the quarters ended December 31, 2001 and 2000


Together with Review Engagement Report

TABLE OF CONTENTS


Review Engagement Report							3

Consolidated Balance Sheets							4

Consolidated Statements of Operations						5

Consolidated Statements of Cash Flows						6

Notes to Consolidated Financial Statements						7,8


To the Board of Directors and
Shareholders of The WideCom Group Inc.

I have reviewed the balance sheet of The WideCom Group as at December 31, 2001 and the statement of income the three months then ended together with the statement of cash flows for the nine months then ended. This review was made in accordance with standards established by the American Institute of Certified Public Accountants. Accordingly our review procedures consisted principally of obtaining an understanding, by inquiries, of internal control over financial reporting used in the preparation of interim financial information, applying analytical procedures to pertinent financial information, reading minutes, and making inquiries of certain officials of the Company who have responsibility for financial and accounting matters.

A review does not constitute an audit and consequently I do not express an audit opinion on these financial statements. Based on my review, nothing has come to my attention that causes me to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


Mississauga, Ontario.			CHARTERED ACCOUNTANT
28-Mar-02


The WideCom Group Inc.
Consolidated Balance  Sheet
(in United States dollars)
						December 31,
						2000		2001

Current Assets			Notes
Cash and cash equivalents				  55,373.00	    7,217.00
Accounts receivable 					669,614.00	330,043.00
Inventory				3		794,296.00	 410,670.00
Prepaid expenses					    4,933.00	   21,011.00
Advances to related parties				341,780.00	 204,334.00
Deferred financing costs				  19,799.00	     9,802.00

Total Current Assets				               1,885,795.00	 983,077.00

Capital Assets			4	               1,046,281.00	 598,899.00

Purchased research and
    development technology				  25,217.00   	   13,998.00
Investment in affiliate					134,652.00	 -

Total Assets				                3,091,945.00	1,595,974.00


Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness			      		206,525.00	130,105.00
Accounts payable & accrued liabilities			523,075.00	569,128.00
Loans from related parties				569,393.00	731,117.00
Convertible debentures			5		193,318.00	180,085.00

Total Current Liabilities				               1,492,311.00	1,610,435.00

Stockholders' Equity
Common shares
 5,000,000*  shares authorized of no par value
 2,443,730*  shares issued and outstanding on
                        March 31, 2000
 2,633,585*  shares issued and outstanding on
                        June 30, 2001			          14,703,589.00    14,711,179.00
Contributed surplus				               159,825.00         159,825.00
Deficit					         -13,263,780.00  -14,885,465.00
					             1,599,634.00         -14,461.00
Total Liabilities &
 Stockholders' Equity				             3,091,945.00      1,595,974.00

*  Adjusted for reverse split of Company's stock (1:4) on January 29, 1999.

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)		For the 3 months ended		For the 9 months ended.
				Dec-31	        Dec-31		Dec-31		Dec-31
				2000	        2001	                  	2000	        	2001
				(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue

Product sales			499,903		115,514.00	1,392,269.00	349,145.00
Interest income			    1,004		         90.00	       2,133.00	       312.00

Total Revenue			500,907		115,604.00	1,394,402.00 	349,457.00

Expenses
  Cost of product sales			119,273		  27,756.00	   315,110.00	  86,133.00
  Research & development		    7,980		181,691.00	     55,635.00	277,278.00
  Selling,genral & administrative		224,650		121,518.00	   764,650.00	343,156.00
  Interest & bank charges		    9,239		       594.00	     29,988.00	    6,947.00
  Management fees & salaries		  84,325		  53,770.00	   187,493.00	105,728.00
  Amortization			  63,488		  20,251.00	   188,263.00	  75,688.00
  Financing fees			    5,050		-		     17,575.00	     -
  Foreign exch. loss(gain)		  52,988		       239.00	    -75,819.00	    2,731.00

Total Expenses			461,017		 405,819.00	 1,482,895.00	897,661.00

Operating (loss) income		  39,890		-290,215.00	    -88,493.00	-548,204.00

Legal settlement costs			 -		 -			 - 		-
Equity in loss of affiliate			-190,334				 -159,193.00

Net loss for the period			  39,890		-290,215.00	 -278,827.00	-707,397.00


Loss per common share, basic
and diluted		 		       0.02		           -0.11	           -0.11	          -0.27


Weighted average number of shares
outstanding*			2,443,730		2,633,585.00	 2,633,585.00	 2,633,585.00


*  Adjusted for reverse split of Company's stock (1:4) on Jan. 29, 1999

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)				For the nine months ended
						Dec-31	                  Dec-31
						2000	                  2001
						(Unaudited)	(Unaudited)

Cash provided by (used in)

Operating Activities
Loss for the period					-278,826.00	-707,397.00
(Add (deduct) items not requiring a cash outlay)
   Amortization 					 188,263.00	   75,688.00
   Foreign exchange loss (gain)				 - 75,819.00	     2,731.00
   Share issued to settle lawsuits and corporate
       indebtedness					          -                                  -
   Equity in loss of affiliate				  190,334.00	 159,193.00
Net changes in non-cash
 Working capital balances related to operations:
   Decrease (increase) in receivables			-104,893.00	 113,754.00
   Decrease (increase) in inventory				   85,095.00	 332,889.00
   Increase (decrease) in accounts payable and accrued
      liabilities					-257,026.00	-193,509.00
   Increase (decrease) in prepaid expenses			    13,932.00	      1,201.00
						-238,940.00	 -215,450.00
Investing Activities

Disposal (purchase) of capital assets			         843.00	           -
Advances to related parties				 -105,324.00	    92,736.00
						 -104,481.00	    92,736.00
Financing Activities

Deferred financing costs
Increase (decrease) in bank indebtedness			    33,134.00	  -40,194.00
Shares and warrants issued, net of issue costs				-		 -
Loan from related parties				  199,947.00	    85,632.00
Issuance of convertible debentures					-		-						  233,081.00	    45,438.00
Effect of exchange rate change on cash			  154,400.00	    14,917.00

Net increase (decrease) in cash during the period		    44,060.00	   -62,359.00

Cash and cash equivalents, beginning of the period		    11,314.00	    69,576.00

Cash and cash equivalents, end of the period			    55,374.00	     7,217.00


The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)
31-Dec-01

1. Presentation of Interim Information

	In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 2001, and the results of operations for the three months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001. Interim results are not necessarily indicative of results for full year.

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

3.   Inventory
						December 31,	December 31,
      Inventories are summarized as follows:			2000	                  2001

	Raw material				555,142.00	361,806.00
	Work-in-progress				  44,900.00	  20,181.00
	Finished goods				194,254.00	  28,683.00
						794,296.00	410,670.00

4.   Capital Assets

        Capital assets consist of:			31-Dec-00		       31-Dec-01
					           Accumulated		               Accumulated
				Cost	           Amortization	     Cost	               Amortization

   Machinery,plant&computer equipment	1,926,865		1,430,542	1,646,001		1,489,951
	Furniture and fixtures		   102,020		     87,156       91,395		     78,433
	Prototypes& jigs		   291,156		   175,906	   239,494		   154,198
	Land			     56,608		 -	     45,806		       -
	Building under construction	   363,236		 -	   298,785		       -
				2,739,885		 1,693,604	2,321,481		1,722,582
	Net book value		1,046,281			   598,899

5.   Convertible Debentures

	During 1999, the Company conducted a private placement of ten specific investment units, each comprising 10,000 common shares and a three-year 12% convertible subordinated convertible subordinated note in the amount of $20,000. Interest payments are payable quarterly and conversion is available at an exercise price of $1.00 per share.One-half of the principal amount of the note is exercisable during the 30 day period commencing 180 days from
	 the initial closing on February 19, 1999.  The remaining principal

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

31-Dec-01

5.   Convertible Debentures (cont'd)

	amount is convertible following 360 days after the initial closing. During the fiscal year ended March 31, 2000, the Company
	issued the remaining one-half unit comprising of 5,000 common shares and a three-year 12% convertible subordinated note in
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

           (b)  The Company's wholly owned subsidiary, Indo WideCom
	International Ltd., in India, has not met export obligations for the fiscal
	year which may result in additional customs duty levied by the authorities
	in India.  As of the reporting date, this amount was not determinable.

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

Since inception, we have generated limited revenues from operations and have not yet achieved significant profitability. Our revenues are primarily derived from product sales that are recognized when products are shipped.
We have limited revenue from operations, significant losses and have a significant deficit. Due to limited cash resources, we have often relied on cash infusions from management to meet ongoing obligations. There is no certainly that such access to funds will be available to us in the future. In order to reduce our losses, we have significantly reduced Selling, General and Administrative costs. We expect this to have a reduction on sales.

While we received government grants in the past, we do not meet the required pre-qualification for such grants subsequent to conducting our public offering. In consideration of this fact, we shifted our research and development to an affiliated joint venture based in Montreal, Canada.

In February 2000, we established a majority-owned subsidiary, Posternetwork.COM Inc., to engage in the business line of offering an online printing service. Posternetwork is currently engaged in organizational and financing activities.

      Results of Operations
      Quarter Ended December 31, 2001 Compared to Quarter Ended
      December 31,2000 Sales for the quarter ended December 31, 2001 were $115,514 a decrease of $384,389 as compared to $499,903 for the quarter ended December 31,2000. Net Revenue for the quarter ended December 31, 2001 were $87,848, a decrease of  $293,786 as compared to $381,634 for the quarter ended December 31,2000.
      The decline in revenue was attributed to a decrease in selling activities.

      Operating expenses for the quarter ended December 31, 2001 were $378,064 an increase of $36320, as compared to $341,744 for the quarter ended December 31,2000. This is mainly due to the increased in Research and Development Expenses. Selling, general and administrative expenses for the quarter ended December 31, 2001 were $121,518, decreased by
     $103,132, versus the same period in the previous fiscal year. This reduction in selling, general and administrative expenses is a result of our efforts to preserve our cash resources. Research and development cost has been increased by $173,711 in comparison to the previous fiscal period.

      Liquidity and Capital Resources

      Our primary cash requirements have been to fund inventories and to meeting operations expenses incurred in connection with the commercialization of our products. We meet our working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations.

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


      March 28, 2001                      /s/Suneet S. Tuli
      ------------------                      ----------------------
      Date                                      Suneet S. Tuli,
                                                Executive Vice President