Form 10KSB
period 2002-03-31
WIDECOM GROUP INC
filed 2002-07-16
CIK 922023

The WideCom Group Inc.


 Consolidated Financial Statements
 For the years ended March 31, 2001 and 2002

 Together with Report of Independent Auditors

 TABLE OF CONTENTS


 Report of Independent Auditors 						 3

 Consolidated Balance Sheets 							 4

 Consolidated Statements of Operations 						 5

 Consolidated Statements of Stockholders' Equity				 6

 Consolidated Statements of Cash Flows 						 7

 Notes to Consolidated Financial Statements 					 8 to 21

























							 Page 2



REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Shareholders of The WideCom Group Inc.

I have audited the accompanying consolidated balance sheets of the The WideCom Group Inc. (incorporated in Ontario, Canada) as of March 31, 2001 and 2002 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the years ended March 31, 2001 and 2002.
These consolidated financial statements are the responsibility of the management of The Widecom Group Inc. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

Except as discussed in the following paragraphs, I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

Substantial doubts existed as at March 31, 2002 as well as on the date of this audit report, as to the Company's ability to continue to meet its obligations and commitments and also with regards to its ability to continue to generate sufficient amounts of cash flows from its operations to maintain its solvency for a reasonable amount of period of time without continued, substantial financial support from the personal resources of two of its directors and one key employee who is very closely related to those two directors. I was unable to obtain sufficient appropriate audit evidence as to the willingness and ability of the above-mentioned individuals to provide continued financial and personal support to the Company..

As more fully explained in Note 7(b), the Company's ability to continue as a going concern may also be jeopardized by a decision by a secured creditor (a financial institution) to enforce its demand for an immediate, full repayment by the Company of its indebtedness, even though such an action might be considered by management to be unlikely, extreme, unscrupulous, or unwarranted.

In my opinion, except for the amendments to the contents of this audit report and/or adjustments to the financial statements or notes thereto, as might have been determined to be necessary had I been able to examine evidence regarding (a) the ability and willingness of the individuals referred to above to provide continued personal and financial support to the company for a reasonable amount of period of time, and (b) the present or future intended course of action of the secured creditor referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of The WideCom Group Inc. as of March 31, 2001 and 2002 and the results of its operations and its cash flows for the years ended March 31, 2001 and 2002, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

Mississauga, Ontario
July 9, 2002

							CHARTERED ACCOUNTANT


							 Page 3


 The WideCom Group Inc
 Consolidated Balance Sheets
 (in United States dollars)

  March, 31						 2001		 2002

 Current Assets 			 Notes
 Cash and cash equivalents 				69,576		 18,048
 Accounts receivable 			 1		443,797		232,454
 Inventory 				 2		743,559		534,042
 Prepaid expenses 			  		20,062		 21,489
 Advances to related parties		 3		297,070		237,258
 Deferred financing costs 		  		19,923		961

 Total Current Assets                         		1,593,987	1,044,252

 Capital Assets  			 4		664,651		582,439

 Purchased research and
     development technology 		 5		15,625		 -
 Investment in affiliate 		 6		159,193		 -

 Total Assets 			  		 	2,433,456	1,626,691


 Liabilities & Stockholders' Equity

 Current Liabilities

 Bank indebtedness 			 7		170,299		99,735
Accounts payable & accrued liabilities	 8		762,637		480,952
 Loans from related parties 		 3		645,485		803,811
 Convertible debentures 		 9		183,899		181,841

 Total Current Liabilities 				1,762,320	1,566,339

 Stockholders' Equity 			 10
 Common shares
  5,000,000*  shares authorized of no par value
  2,633,585*  shares issued and outstanding on
                       March 31, 2001
  2,633,585*  shares issued and outstanding on
   	 March 31, 2002		    			14,711,179	14,711,179
 Contributed surplus 					159,825		159,825
 Deficit 				    		(13,435,588)	(14,028,334)
 Cumulative other comprehensive loss	 11		(764,280)	(782,318)
				    			671,136		60,352
 Total Liabilities & Stockholders' Equity		2,433,456	1,626,691


The accompanying notes are integral part of consolidated financial statements.
							 Page 4


 The WideCom Group Inc.
 Consolidated Statements of Operations
 (in United States dollars)

 For the years ended March 31			2000		2001		2002

 Revenue

 Product sales					2,562,275	1,581,791	610,429
 Interest income 				10,436		2,597		405

 Total Revenue					2,572,711	1,584,388	610,834

 Expenses
   Cost of product sales 			718,353		522,876		122,568
   Research and development	 		231,532		130,719		280,670
   Selling, general & administrative		2,249,796	1,284,242	461,972
   Interest and bank charges			 69,217		58,547		11,176
   Management fees & salaries			351,430		258,090		107,285
   Amortization 				296,147		215,603		118,966
   Financing fees 				17,981		-		-
   Foreign exchange loss (gain)			(89,119)	-		(58,250)

 Total Expenses					3,845,337	2,470,077	1,044,387

 Operating loss					(1,272,626)	(885,689)	(433,553)

 Legal settlement costs 		 Note		-		-	-
 Equity in loss of affiliate			 (228,214	(156,725)	(159,193)

 Net loss for the year				(1,500,840)	(1,042,414)	(592,746)


 Loss per common share, basic
        and diluted 		 10(f)		(0.61)		(0.40)		(0.23)


Weighted averageno:of shares outstanding*	2,443,730	2,591,418	2,591,418





The accompanying notes are an integral part of consolidated financial statements











 The WideCom Group Inc
 Consolidated Statements of Stockholders' Equity
 (in United States dollars)

For the years ended March 31, 1999, 2000, 2001 and 2002
											Other		Total
 					Common		Contributed			Comp		Stockholders
					 Shares	 	Surplus		Deficit		Loss		Equity


Balance, March 31, 1998			12,982,715	159,825		(8,647,983)	(257,613)	4,236,944

Warrant exercise costs reversal		97,907		-		-		-		97,907
Shares issued for corporate
    indebtedness (294,117)*		200,000		-		-		-		200,000
Shares issued for investment in
     affiliate (125,000) 		93,750		- 		- 		-		93,750
Class action settlement (54,752)*	83,457		-		 -		-		83,457
Conversion of convertible
     debentures (17,213)* 		50,000		-		- 		 -		50,000
Shares issued on private
     placement (95,000)     		95,000		-		-		-		95,000
Share issuance costs 			(24,988)	-		-		-		(24,988)
Net loss for year 			-		-		(2,244,351)	-		(2,244,351)
Foreign currency translation
     adjustment 			-		-		-		(280,396)	(280,396)

Balance, March 31, 1999			13,577,841	159,825		(10,892,334)	(538,009)	2,307,323

Class action settlement (54,719)     	75,239		-		-		-		75,239
Shares issued on private
     placement (5,000) 			5,000		-		-		-		5,000
Share issuance for corporate
   indebtedness (61,618) 	 	123,236		-		-		-		123,236
Class action settlement (18,748)        65,618		-		-		-		65,618
Shares issued on private placement
    (337,500) - net of issuance costs	 630,000	-		-		-		630,000
Conversion of convertible
     debentures (21,310) 		203,777		-		-		-		203,777
Shares issued for legal fees (13,50    	20,250		-		-		-		20,500
Warrant exercise (2,190)   	      	2,628		-		-		-		2,628
Net loss for the year 		          -		-		(1,500,840)	-		(1,500,840)
Foreign currency translation
     adjustment 		         -		-		-		(65,480)	(65,480)

Balance, March 31, 2000			14,703,589	159,825		(12,393,174)	(603,489)	1,866,751

Shares issued to Societe Innovatech
 du Grand Montreal (50,600)	   	7,590		-		-		-		7,590
Net loss for the year 		         -		-		(1,042,414)	-		(1,042,414)
Foreign currency translation
     adjustment 		     	 -		-		-		(160,791)	(160,791)

Balance, March 31, 2001			14,711,179	159,825		(13,435,588)	(764,280)	671,136


Net loss for the year 		           -		-		(592,746)	-		(592,746)
Foreign currency translation
     adjustment 		           -		-		-		(18,038)	(18,038)

Balance, March 31, 2002	 		14,711,179	159,825		(14,028,334)	(782,318)	60,352



The accompanying notes are an integral part of consolidated financial statements

 The WideCom Group Inc.
 Consolidated Statements of Cash Flows
 (in United States dollars)

 For the years ended March 31				2000		2001		2002

 Cash provided by (used in)

 Operating Activities
 Loss for the year					(1,500,840)	(1,042,414)	(592,746)
 (Add (deduct) items not requiring a cash outlay)
    Amortization  					296,147		215,603		118,966
    Foreign exchange loss (gain) 			(89,119)	-		(58,250)
    Share issued to settle lawsuits and corporate
        indebtedness 					284,343		-		-
    Equity in loss of affiliate 			228,214		156,725		-
 Net changes in non-cash
 Working capital balances related to operations:
    Decrease (increase) in accounts receivable		(8,839)		140,697		211,343
    Decrease (increase) in inventory 			 308,947	166,024		209,517
    Increase (decrease) in accounts payable and accrued
       liabilities				 	(538,059)	(43,809)	(281,685)
    Increase in prepaid expenses 			   22,772	577		(1,427)
							(996,434)	(406,597)	(235,089)
 Investing Activities

 Disposal (purchase) of capital assets			2,989		254,580		(2,167)
 Advances to related parties				(10,091)	(52,187)	59,812
							(7,102)		202,393		57,645
 Financing Activities

 Deferred financing costs incurred 			(2,882)		-		 -
 Increase (decrease) in bank indebtedness		(93,942)	(9,166)		(70,564)
 Shares and warrants issued, net of issue costs		637,628		 7,590		-
 Loan from related parties 				310,422		262,786		158,326
 Issuance of convertible debentures 			10,000		 - 		-
							861,226		261,210		87,762
 Effect of exchange rate change on cash 		(2,569)		1,256		38,154

 Net increase (decrease) in cash during the year	 (144,879)	58,262		(51,528)

 Cash and cash equivalents, beginning of year		156,193		11,314		69,576

 Cash and cash equivalents, end of year			11,314		69,576		18,048



 Note: See note 16 for supplementary information.

The accompanying notes are an integral part of consolidated financial statements









 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business 			 The WideCom Group Inc. (the Company) was incorporated
				 under the laws of Ontario, Canada on June 15, 1990.  The
				 Company designs, assembles and sells high speed, high
				 performance document systems which transmit, receive, print,
				 copy and/or archive wide format documents.

 Basis of Financial Statements
				 The accompanying consolidated financial statements are stated
				 in United States dollars, the reporting currency.  The transac-
				 tions of the Company have been recorded during the year in
				 Canadian dollars, the functional currency.  The translation of
				 Canadian dollars into United States dollars amounts have been
				 made at the year end exchange rates for revenues, expenses,
				 gains and losses.  Translation adjustments to reporting currency
				 are included in equity as cumulative other comprehensive
				 loss (see Note 11).

				 The consolidated financial statements reflect retroactively a
				 reverse stock split occurring during 1999 (see Note 10).

				 These consolidated financial statements have been prepared
				 by management in accordance with generally accepted
				 accounting principles in the United States of America.

 Principles of Consolidation
				These consolidated financial statements include the accounts
				 of the Company and its wholly-owned subsidiaries.
				 All significant inter-company transactions and  accounts have
				 been eliminated.

 Investment in Affiliate
				The investment in affiliate is accounted for on the equity basis.

 Accounting Estimates
				 The preparation of financial statements, in conformity with
				 generally accepted accounting principles, requires manage-
				 ment to make estimates and assumptions that affect the
				 reported amounts of assets and liabilities and disclosures of
				 contingent assets and liabilities at the date of the financial
				 statements and the reported amounts of revenues and expenses
				 during the reporting period.  Actual results could differ from
				 those estimated.

 Inventory
				 Inventory is valued at the lower of cost, determined on a first-in
				 first-out basis, and market value.  Market value for raw material
				 is defined as the replacement cost and for finished goods as
				 the net realizable value.

 Long-lived Assets
	 			Management reviews long-lived assets and certain identifiable
				 intangibles for impairment whenever events or changes in
				 circumstances indicate that the carrying amount of an asset
				 may not be recoverable, and, if deemed impaired, measure-
				 ment and recording of an impairment loss is based on the fair
				 value of the asset.



 The WideCom Group Inc
 Notes to Consolidated Financial Statements
 (in United States dollars)

March 31, 2001 and 2002

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

 Earning or Loss Per Share
				The Company adopted Statement of Financial Accounting
				 Standards (SFAS) No. 128, Earnings Per Share during fiscal
				1998.  As a result of this adoption, the Company has restated all
				 periods presented in these financial statements to reflect
				 basic and diluted earning (loss) per share.  Basic earnings
				 (loss) per share is computed by dividing net income (loss) by
				 the weighted average number of common shares outstanding
				 for the period.  Diluted earnings (loss) per share is computed
				 by dividing net income (loss) by the weighted average number
				 of common shares outstanding plus common stock equivalents
				 (if dilutive) related to stock options and warrants for each
				 period.

 Cash and Cash Equivalents
				 Cash and cash equivalents include all highly liquid investments
				 with original maturities of three months or less.

 Revenue Recognition
	 			Product sales are recognized as revenue upon shipment of the
				 product .  Advance sales revenue is deferred until shipment of
				 the product.

 Stock Based Compensation
				 SFAS No. 123, Accounting for Stock-Based Compensation
				 encourages, but does not require, companies to record
				 compensation costs for stock-based employee compensation
				 plans at fair value.  The Company chose to continue to account
				 for stock-based compensation using the intrinsic value method
				 prescribed in Accounting Principles Board Opinion No. 25.
				Accounting for Stock Issued to Employees, and related
				 interpretations.  Accordingly, compensation cost for stock
				options is measured as the excess, if any, of the quoted market
				 price of the Company's stock at the measurement date over the
				 amount an employee must pay to acquire the stock.  See Note
				 10 (d) for a summary of the pro forma net loss per share
				 determined as if the Company had applied SFAS No. 123

 Deferred Financing Charges
				Deferred financing charges are amortized on a straight-line
				 basis over three years

 Foreign Currency Translation
		 		Balances of the Company denominated in foreign currencies
				 and the accounts of the foreign subsidiary are translated into
				 the functional currency as follows:

				 (I)     all assets and liabilities expect for capital at year end rates;
				 (ii)    capital at historic rates;
							 Page 9


 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

March 31, 2001 and 2002

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES cont'd

 Foreign Currency Translation cont'd
			 	(iii)   revenue and expense transactions at the average rate of exchange
				        prevailing during the year; and
				 (iv)   changes in cash flows at the average rate of exchange prevailing
				        during the year.
				 Exchange gains or losses arising on these translations are
				 reflected in other comprehensive loss for the year.

 Income Taxes 			The Company accounts for income taxes under the asset and
				 liability method as required by SFAS No. 109, Accounting for
				 Income Taxes  Under the asset and liability method, deferred
				 income taxes are recognized for the tax consequences of
				 temporary differences by applying enacted tax rates applicable
				 to future year differences between the financial statements
				 carrying amounts and the tax basis of existing assets and
				 liabilities.  When tax credits are available, they are recognized
				 as reductions of the current year's tax expense.

 Concentrations of Credit Risk
 and Business Concentration
 		 		The Company's receivables are unsecured and are generally
    				due in 30 days.  Currently the Company's customers are
				 primarily local, national and international users of wide format
				 document management systems.  The Company's receivables
				 do not represent significant concentrations of credit risk as at
				 March 31, 2002 due to the wide variety of customers, markets
				 and geographic areas to which the Company's products are
				 sold.

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

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 1.   Accounts Receivable

         Accounts receivable consists of		 2,001		 2,002

	 Trade receivables				693,533		482,190
	 Less:  Allowance for doubtful accounts 	249,736		249,736
							443,797		232,454


 2.   Inventory

         Inventory consists of: 			 2,001		 2,002

	 Raw material 					577,802		319,831
	 Work-in-progress 				40,930		22,347
	 Product under Development 			-		52,392
	 Finished goods 				124,827		139,472
							743,559		534,042


 3.   Advances to/Loans from Related Parties

	(a) Advances to related parties are non-interest bearing and will be repaid as follows:

								2,001		2,002

	 3294340 Canada Inc. (I) 				297,070		237,258
								297,070		237,258

	 (I) Advances were made to a company to facilitate research and development activities. There is no fixed term of repayment and the balance is due on demand.

	(b) Non-interest bearing advances to the Company as short-term loans in order to assist in certain working capital requirements.
							2001		 2002
	 Directors and officers 			645,485		803,811

	(c) Transactions with companies by, and fees paid to, executive officers, the
	principal stockholders and directors during the year were as follows:
								 2001		2002

	 Management fees and salaries expense 			258,000		107,285

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

March 31, 2001 and 2002

 4.   Capital Assets

         Capital assets consist of					2001				2002
							 		Accumulated			 	Accumulated
				 			Cost		Amortization 		 Cost		 Amortization

	 Machinery, plant &
	 	computer equipment			1,646,001	1,448,831		1,648,168	1,508,632
	 Furniture and fixtures 			91,395		76,277			91,395		79,301
	 Prototypes and jigs 				239,494		131,722			239,494		153,276
	 Land 						45,806		- 			45,806		-
	 Building under construction			298,785		-			298,785		-
							2,321,481	1,656,830		2,323,648	1,741,209
	 Net book value 						664,651			582,439

 5.   Purchased Research and Development Technology

	 During 1999, the Company acquired at a cost of $93,750, the rights to
	photo-printer technology, which is in the process of being developed by
	its President and Chief Executive Officer.  A patent application is currently
	pending. The development of this technology will continue through a
	wholly-owned subsidiary, Diprin Inc. (Diprin), which was previously owned
	by the President and Chief Executive Officer.
	 In consideration for the ownership of this technology, the Company
	 issued 125,000* common shares to its President and Chief Executive
	Officer (see Note 10(b)(vii)).
	 The design of the portable photo-printer is still in the final stages of
	completion but due to shortage of funds, it could not be further developed
	 The cost of the technology was being amortized on a straight-line basis
	over 3 years commencing from Sept 30/98.  As at Mar 31, 2002 the
	unamortized balance amounted to NIL.

 6.   Investment in Affiliate
						 2001		2002
	 3294340 Canada Inc. 			159,193		 -

	 In October 1996, the Company entered into a joint venture agreement
	which resulted in the purchase of a 45% stake in 3294340 Canada Inc.,
	a Quebec based company, for approx. $1,875,000.  The investee carries
	on research and development activities in order to develop improvements,
	modifications, additions or alteration to the intellectual property and to
	develop new products.  In connection with the transaction, the Company
	 also entered into a Stock Exchange Agreement with Societe Innovatech du Grand
	 Montreal (Innovatech), an economic development agency of the government
	of the Province of Quebec, pursuant to which Innovatech would be permitted,
	under certain circumstances, to exchange its 45% interest for up to 63,250*
	common shares of the Company.

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 6.   Investment in Affiliate cont'd

	 (a)The Company has a commitment to pay a royalty fee based on net revenue (see Note 13(b)). The assets, liabilities, revenue and expenses of 3294340 Canada Inc for the year ended March 31, 2001 and 2002 are as follows:

						 	2001		2002

	 Current assets 				390,865		401,771
	 Capital assets 				373,759		326,632
							764,624		728,403
	 Current liabilities 				428,495		749,028
	 Net assets 					336,129		 (20,625)
	 Revenue
	      Miscellaneous income (loss) 		(3,020)		 92,969
	      Research and development 			429,922		385,124
							426,902		478,093
	 Expenses 					 775,181	837,443
	 Net loss for the period 			(348,279)	(359,350)

	 The Company's portion of the net loss is  $159,193 ($156,725 in 2001).

	 During the fiscal year 2000, Innovatech had made a request to convert 80% of
	its shares in 329430 Canada Inc. into the Company's common stock.  During the
	fiscal year ended  March 31, 2001, the company issued 50,600 shares to
	Innovatech. As a result of another transaction with M.S.Judge Systems,
	 as at the year end the company still had a 45% stake in 329430 Canada Inc.
	(b) During the year ended March 31, 2002 the company's share of the
	accumulated lossess of 3294340 Canada inc. had reached a point
	where there were in excess of the company's investment.

	The company continues to carry the amount of advances given to the above mention 3294340 Canada inc. at cost


 7.   Bank Indebtedness
	The Company has an operating line of credit available for approximately $100,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all Company assets except real property. As at March 31, 2002 approximately $99,735 ($93,891 in 2001) was utilized.

	 In February 2002, the Royal Bank of Canada (RBC) served through its attorneys
	a notice upon  the Company demanding immediate repayment of the outstanding
	debt. A few weeks later RBC accepted a settlement offer made by the
	Company's management. Subsequent to the  balance sheet date, however,
	RBC reneged, and Widecom threatened legal action against  RBC for breach
	of contract. In response, RBC agreed to consider Widecom's revised offer
	(a) to make  an initial payment of CAD20,000 followed by a monthly payment
	of CAD5,000 until the entire amount has been settled, and
	(b) a personal guarantee of CAD20,000 by one of the executives
	of the Company. As of the date of the audit report, the matter
	remains unresolved pending a response from RBC.

	In the event of non-acceptance by RBC of the Company's revised offer, management may have to resort to legal action against the bank, the outcome whereof, at this present time (the date of the audit report) is hard to predict.

 8.   Accounts Payable and Accrued Liabilities

          	 Accounts payable and accrued liabilities consist of		 2,001		2,002

	 Trade accounts payable 						444,258		239,229
	 Wages and employee deductions payable 					49,343		44,876
	 Accrued liabilities 							174,761		102,572
	 Accrued litigation costs 					 	94,275		94,275
							 			762,637		480,952

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 9.   Convertible Debentures 					 2,001		 2,002

	 12% Convertible debentures 				183,899		 181,841

	 During 1999, the Company conducted a private placement of ten specific
	investment units, each comprising 10,000 common shares ( see Note 10(b)(x))
	and a three-year 12% convertible subordinated note in the amount of $20,000.
	Interest payments are payable quarterly and conversion is available at an
	exercise price of $1.00 per share.  One-half of the principal amount of the
	 note is exercisable during the 30 day period commencing 180 days from
	the initial closing on February 19, 1999.  The remaining principal amount  is
	convertible following 360 days after the initial closing.  During the
	 fiscal year 	ended March 31, 2000, the Company issued the
	 remaining one-half unit 	comprising of 5,000 common shares
	 ( see Note 10(b)(x)) and a three-year12% convertible
	subordinated note in the amount of $10,000.

	 The Company is presently in default on the interest payments on the 12%
	convertible 	 debentures.  The consequences of this default has not been
	determined.

 10.   Share Capital

            (a) 	  Authorized

	 5 Million common shares pursuant to shareholder approval of a 1:4 reverse
	 split of the   common shares of the Company effective January 29, 1999.
	 Of the 2,582,985 shares outstanding as of March 31, 2000, 3,444* shares have not been registered by the Company's stock transfer agent.

            (b)  Changes to Issued Share Capital

	   In January, 2001 the Company issued 50,600 common shares to Societe
	Innovatech	 du Grand Montreal in exchange for Innovatech's 45% stake in
	329430 Canada Inc

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 10.   Share Capital cont'd

            (c)  Warrants

	 As at March 31, 2001, the Company had 929,762 issued and outstanding
	warrants.  The warrants are exercisable at prices ranging from $1.20 to $34.00
	 with expiry dates  between 1999 and 2009

            (d)  Employee Stock Option Plan

	 The Company has elected to follow Accounting Principles Board ( APB )
	Opinion No. 25, Accounting for Stock Issued to Employees , and related
	 interpretations in accounting for its employee stock options.  Under APB
	No. 25, compensation expense is not recognized if the exercise price equals
	or exceeds the market price on the date of grant The exercise price of the
	 employees' stock options equals the market price of the underlying stock
	on the date of grant, therefore no compensation expense is recognized
	 In July 1996, the board of directors approved an employee stock
	option plan covering options to purchase 75,000* common shares that
	was increased in January 1997 to 125,000*.

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

	 Pro-froma information regarding net income and earnings per share is
	 required by SFAS No. 123, and has been determined as if the Company
	had accounted for the employee stock options under fair value method of
	that statement.  The fair value of these options was estimated at the date of
	grant using a Black-Scholes option pricing model with the following
	weighted-average assumptions: risk-free interest rate of approximately 5%
	to 6%; dividend yield of 0.0%; volatility factors 	of the expected
	 market price of the Company's common stock of approximately
	21% ( 122% in 1999 and 21% in 2000 ) and weighted- average expected
	 life of the option of 10 to 13 years.

	 The Company's pro-forma information is as follows:

						year ended		 year ended		 year ended
						31-Mar			31-Mar			31-Mar
						2000		 	2001			2002

	 Net loss
	 As reported 				(1,500,840)		1,042,414		(592,746)
	 Pro-forma 				(1,571,758		(1,248,253)		(642,330)

	 Net loss per share
	 As reported 				(0.61)			(0.40)			(0.23)
	 Pro-forma 				(0.64)			(0.42)			(0.25)

 The WideCom Group Inc
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 10.   Share Capital  cont'd

	(e)  The Activity of the Company's Stock Option Plan is as follows:

							Option Outstanding		 Option Exercisable
					 	Weighted		 Weighted
						Average price		Option 		 Average price 	 Options
						Per Share 	 	Outstanding  	Per Share 	 Exercisable
						(dollars)		 (dollars)

	 Balance, March 31, 2000			 8.15 		116,500		8.15		95,750
	 Cancelled 					 8.15		(9,250)
	 Balance, March 31, 2001 			 8.15		107,250		8.15		95,750
	 Granted/Cancelled 		  		 - 		-		 -		-
	 Balance, March 31, 2002	 		 8.15 		107,250		8.15		95,750

	 Effective June 27, 2000, the Company's Board of Directors approved a
	repricing of the exercise under the plan of the options to $4.00 per share.

	At March 31, 2001, there were 8,500 options available for future
	 grants. As at March 31, 2001, the options have a weighted average contractual life of 7.5 years.

	 At March 31, 2002, there were 8,500 options available for future grants.
	  As at March 31, 2002, the options have a weighted average contractual life of 6.5 years.


             (f)  Loss per Common Share

	 The computation of loss per common share and common equivalent share is based on the weighted average number of common shares outstanding during the year except as noted below plus ( in years which they have a
	dilutive effect ) the effect of common shares contingently issuable
	pursuant to outstanding 	warrants and options.  On March 31, 2002
	there were 929,762 warrants and 116,500 options outstanding that were not considered because they are anti-dilutive.

	 The weighted average number of common shares used in calculating
	earnings per common share (after retroactive application of the reverse
	 stock split in 1999) is as follows:
							2,000			2,001			2,002

	 Shares outstanding at year end			2,582,985		2,633,585		2,633,585
	 Weighted average shares outstanding* 		2,443,730		2,591,418		2,591,418

 11.   Cumulative Other Comprehensive Loss

	 The Company has adopted SFAS No. 130,  Reporting comprehensive income
	as of January 1, 1998 which requires new standards for reporting and display
	of comprehen- sive income and its components in the consolidated financial
	statements.  However, it does not affect net income or total
	stockholder's equity

 The WideCom Group Inc
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 11.   Cumulative Other Comprehensive Loss cont'd

	 The components of comprehensive loss are as follows

									2000			2001			2002

	 Net loss 							(1,500,840)		(1,042,414)		(592,746)
	 Other comprehensive loss & foreign
	    currency translation adjustments 				(65,480)		(160,791)		(18,038)
	 Comprehensive loss 						(1,566,320)		(1,203,205)		(610,784)

	 The components of accumulated other comprehensive loss are as follows:

	 Accumulated other translation loss March 31, 2000 				(603,489)
	 Foreign currency translation adjustment for the year ended
	     March 31, 2001 							 	(160,791)
	 Accumulated other translation loss March 31, 2001 				(764,280)
	 Foreign currency translation adjustment for the year ended
	     March 31, 2002 							 	(18,038)
	 Accumulated other translation loss March 31, 2002 				(782,318)


 12.   Income Taxes

	(a)  The reconciliation of income taxes calculated at an approximate
	statutory  rate of 45% to the total tax provision is as follows:
						2,000		2,001		2,002

	 Income taxes recovery 			(670,000)	583,000		403,000
	 Items not subject to income taxes 	274,000		228,000		214,000
	 Benefit of tax losses not recognized	396,000		248,000		189,000
						 -		-		-

	 Income tax provision and recovery is related solely to domestic operations.
	Foreign operations are not subject to taxes.

	(b)  The Company has net operating loss carryforwards to reduce federal
	taxable income of approximately $8,557,781 which expire in 2004 through 2009.
	The Company has net operating loss carryforwards available to reduce Ontario
	 taxable income of approx- imately $10,079,248 which expire during the
	 years 2001 through 2009.  The potential tax benefits of these losses have not
	 been recognized in these consolidated financial statements

	 The Company has share issue costs amounting to $2,800,000, which are deductible against taxable income. When realized, the benefits will be
	 recorded  as a capital	 transaction.

 The WideCom Group Inc
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 13.   Commitments

	(a)  The Company leases premises, office equipment and motor vehicles under
	operating leases expiring in 2004.  The approximate annual rental commitments
	during the lease terms are as follows:

	 Year ended March 31, 2003 		 14,000
	 Year ended March 31, 2004		    900

	 Approximate rental expense incurred under operating leases is as follows:

	 Year ended March 31, 1999		177,000
	 Year ended March 31, 2000		178,000
	 Year ended March 31, 2001		179,500
	 Year ended March 31, 2002		74,683

	(b) The Company is committed to its affiliate, 3294340 Canada Inc., to pay a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees on scanner and plotter technology created by the affiliate
	 on behalf of the Company ( see Note 6 ).


 14.   Segmented Information

	 The Company has adopted SFAS No. 131, Disclosures about segments of an
	 enterprise which establishes standards for reporting operating segments in
	annual financial statements.

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

	(a)  The Company operated in one industry segment.  The Company's operations
	 and identifiable assets by geographic region are as follows:

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 14.   Segmented Information  cont'd
					Canada  	 	India 	 		Intercompany 		 Total
	Year ended March 31, 2000
	 Revenue 			2,540,161		769,102			(736,552)		2,572,711
	 Net loss 			(1,232,624)		(391,398)	 	123,182  		(1,500,840)
	 Identifiable assets		 3,650,014		1,779,172 		(1,993,825)		3,435,361
	Year ended March 31, 2001
	 Revenue 			1,465,283		395,342			(276,237)		1,584,388
	 Net loss 			 (1,093,988)		(174,278)		225,852 		(1,042,414)
	 Identifiable assets 		 3,014,456		1,270,768		(1,851,768)	 	2,433,456
	 Year ended March 31, 2002
	 Revenue 			 469,964 	 	411,788 		(270,918)		610,834
	 Net loss 			 (232,995)		(396,883)		37,132			(592,746)
	 Identifiable assets 		 2,534,909		1,002,024		(1,910,242)		1,626,691

	(b)  The breakdown of sales by geographic region is as follows:
					 2,000		2,001		2,002

	 Canada  			267,559		152,630		58,464
	 United States 			1,535,204	722,943		295,702
	 Middle East  			117,733		173,587 	60,954
	 Asia 				286,394		364,700		117,248
	 Europe 			355,385		167,931		78,061
					2,562,275	1,581,791	610,429

	(c)  In 2000, approximately 27.7% of the
	Company's product sales were made through five distributors, with the largest
	representing approximately 14.3%.  For the year ended March 31, 2001,
	approximately 26% of the Company's product sales were made through five
	distributors, with the largest representing approximately 15%. During
	the year ended March 31, 2002 approximatly 32% of the company's
	product sales were made through 5 distributors with the largest
	representing approximately 18%.

	(d) Information with respect to revenues earned by country or by product are not readily available. Management reviews only the information set out in (a) above.

 15	(a)  The Company has been served with a claim, with respect to a breach
	of contract regarding the Company's rights under two specific joint venture
	 and development agreements to use and distribute various iterations of
	 software components allegedly the sole property of the claimant.  The
	 action claims damages for breach of contract along with copyright and
	 trademark  infringement.  The claim sought a total of $15.85 million in
	damages and is was in  progress in the Province of Ontario.  Subsequent
	to the Balancesheet date, the claim has been settled for CAD 5,000
	in cash and 100,000 shares in the company. These shares are
	yet to be issued

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

	During the financial year ended March 31, 2002 subsidiary expended a
	sustatntial amount of funds on research and development activities of which
	an amount equellant to $52,392 has been recorded under inventories
	as  Product under Development. (see note 2)

The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 16.   Supplimental Disclosure of Cash Flow Information

								2000		2001		2002
	Cash paid during the year
	Interest						16,863		16,863		10,085
 	Non monitery transactions during the year
	Shares issued for conversion of debentures		203,777		-		-
	Shares issued to Innovatech(as explained earlier)	-		4,815		-

17. Subsidiaries

	During the year 2001 the Company sold it's proprierory Wide-Format Printing Techonology and related patents to it's wholly owned subsidiary PosterNetwork.com Inc (Posternetwork) in exchange of 12million shares of PosterNetwork.

	The Indian subsidiary decided not to recognize any gain or loss on foreign currency transilation during the year.