Form 10KSB/A
period 2002-03-31
WIDECOM GROUP INC
filed 2002-07-17
CIK 922023

The WideCom Group Inc.


 Consolidated Financial Statements
 For the years ended March 31, 2001 and 2002

 Together with Report of Independent Auditors

 TABLE OF CONTENTS


 Report of Independent Auditors 						 3

 Consolidated Balance Sheets 							 4

 Consolidated Statements of Operations 						 5

 Consolidated Statements of Stockholders' Equity				 6

 Consolidated Statements of Cash Flows 						 7

 Notes to Consolidated Financial Statements 					 8 to 20

























							 Page 2

Zafar Husain Siddiqui
Chartered Accountant

						2 Robert Speck Pkwy, Suite 750
						Mississauga, Ontario L4Z 1H8
						Phone: (905) 677-7777
						Fax: (905) 272-5333

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

Mississauga, Ontario
July 9, 2002
								s/d
							CHARTERED ACCOUNTANT


							 Page 3


 The WideCom Group Inc
 Consolidated Balance Sheets
 (in United States dollars)

  March, 31						 2001		 2002

 Current Assets 			 Notes
 Cash and cash equivalents 				69,576		 18,048
 Accounts receivable 			 1		443,797		232,454
 Inventory 				 2		743,559		534,042
 Prepaid expenses 			  		20,062		 21,489
 Advances to related parties		 3,6(b)		297,070		237,258
 Deferred financing costs 		  		19,923		961

 Total Current Assets                         		1,593,987	1,044,252

 Capital Assets  			 4		664,651		582,439

 Purchased research and
     development technology 		 5		15,625		 -
 Investment in affiliate 		 6		159,193		 -

 Total Assets 			  		 	2,433,456	1,626,691


 Liabilities & Stockholders' Equity

 Current Liabilities

 Bank indebtedness 			 7		170,299		99,735
Accounts payable & accrued liabilities	 8		762,637		480,952
 Loans from related parties 		 3		645,485		803,811
 Convertible debentures 		 9		183,899		181,841

 Total Current Liabilities 				1,762,320	1,566,339

 Stockholders' Equity 			 10
 Common shares
  5,000,000  shares authorized of no par value
  2,633,585  shares issued and outstanding on
                       March 31, 2001
  2,633,585  shares issued and outstanding on
   	 March 31, 2002		    			14,711,179	14,711,179
 Contributed surplus 					159,825		159,825
 Deficit 				    		(13,435,588)	(14,028,334)
 Cumulative other comprehensive loss	 11		(764,280)	(782,318)
				    			671,136		60,352
 Total Liabilities & Stockholders' Equity		2,433,456	1,626,691


The accompanying notes are integral part of consolidated financial statements.


Signed and Approved on behalf of the Board

Director
							 Page 4


 The WideCom Group Inc.
 Consolidated Statements of Operations
 (in United States dollars)

 For the years ended March 31			2000		2001		2002

 Revenue

 Product sales					2,562,275	1,581,791	610,429
 Interest income 				10,436		2,597		405

 Total Revenue					2,572,711	1,584,388	610,834

 Expenses
   Cost of product sales 			718,353		522,876		122,568
   Research and development	 		231,532		130,719		280,670
   Selling, general & administrative		2,249,796	1,284,242	461,972
   Interest and bank charges			 69,217		58,547		11,176
   Management fees & salaries			351,430		258,090		107,285
   Amortization 				296,147		215,603		118,966
   Financing fees 				17,981		-		-
   Foreign exchange loss (gain)			(89,119)	-		(58,250)

 Total Expenses					3,845,337	2,470,077	1,044,387

 Operating loss					(1,272,626)	(885,689)	(433,553)

 Legal settlement costs 	15(a)		-		-	-
 Equity in loss of affiliate			 (228,214)	(156,725)	(159,193)

 Net loss for the year				(1,500,840)	(1,042,414)	(592,746)


 Loss per common share, basic
        and diluted 		 10(f)		(0.61)		(0.40)		(0.23)


Weighted averageno:of shares outstanding*	2,443,730	2,591,418	2,591,418





The accompanying notes are an integral part of consolidated financial statements


Signe and Approved on behalf of the Board

Director

 The WideCom Group Inc
 Consolidated Statements of Stockholders' Equity
 (in United States dollars)

For the years ended March 31, 1999, 2000, 2001 and 2002
											Other		Total
 					Common		Contributed			Comp		Stockholders
					 Shares	 	Surplus		Deficit		Loss		Equity


Balance, March 31, 1998			12,982,715	159,825		(8,647,983)	(257,613)	4,236,944

Warrant exercise costs reversal		97,907		-		-		-		97,907
Shares issued for corporate
    indebtedness (294,117)		200,000		-		-		-		200,000
Shares issued for investment in
     affiliate (125,000) 		93,750		- 		- 		-		93,750
Class action settlement (54,752)	83,457		-		 -		-		83,457
Conversion of convertible
     debentures (17,213) 		50,000		-		- 		 -		50,000
Shares issued on private
     placement (95,000)     		95,000		-		-		-		95,000
Share issuance costs 			(24,988)	-		-		-		(24,988)
Net loss for year 			-		-		(2,244,351)	-		(2,244,351)
Foreign currency translation
     adjustment 			-		-		-		(280,396)	(280,396)

Balance, March 31, 1999			13,577,841	159,825		(10,892,334)	(538,009)	2,307,323

Class action settlement (54,719)     	75,239		-		-		-		75,239
Shares issued on private
     placement (5,000) 			5,000		-		-		-		5,000
Share issuance for corporate
   indebtedness (61,618) 	 	123,236		-		-		-		123,236
Class action settlement (18,748)        65,618		-		-		-		65,618
Shares issued on private placement
    (337,500) - net of issuance costs	 630,000	-		-		-		630,000
Conversion of convertible
     debentures (21,310) 		203,777		-		-		-		203,777
Shares issued for legal fees (13,500)    20,250		-		-		-		20,250
Warrant exercise (2,190)   	      	2,628		-		-		-		2,628
Net loss for the year 		          -		-		(1,500,840)	-		(1,500,840)
Foreign currency translation
     adjustment 		         -		-		-		(65,480)	(65,480)

Balance, March 31, 2000			14,703,589	159,825		(12,393,174)	(603,489)	1,866,751

Shares issued to Societe Innovatech
 du Grand Montreal (50,600)	   	7,590		-		-		-		7,590
Net loss for the year 		         -		-		(1,042,414)	-		(1,042,414)
Foreign currency translation
     adjustment 		     	 -		-		-		(160,791)	(160,791)

Balance, March 31, 2001			14,711,179	159,825		(13,435,588)	(764,280)	671,136


Net loss for the year 		           -		-		(592,746)	-		(592,746)
Foreign currency translation
     adjustment 		           -		-		-		(18,038)	(18,038)

Balance, March 31, 2002	 		14,711,179	159,825		(14,028,334)	(782,318)	60,352



The accompanying notes are an integral part of consolidated financial statements

 The WideCom Group Inc.
 Consolidated Statements of Cash Flows
 (in United States dollars)

 For the years ended March 31				2000		2001		2002

 Cash provided by (used in)

 Operating Activities
 Loss for the year					(1,500,840)	(1,042,414)	(592,746)
 (Add (deduct) items not requiring a cash outlay)
    Amortization  					296,147		215,603		118,966
    Foreign exchange loss (gain) 			(89,119)	-		(58,250)
    Share issued to settle lawsuits and corporate
        indebtedness 					284,343		-		-
    Equity in loss of affiliate 			228,214		156,725		159,193
 Net changes in non-cash
 Working capital balances related to operations:
    Decrease (increase) in accounts receivable		(8,839)		140,697		211,343
    Decrease (increase) in inventory 			 308,947	166,024		209,517
    Increase (decrease) in accounts payable and accrued
       liabilities				 	(538,059)	(43,809)	(281,685)
    Increase in prepaid expenses 			   22,772	577		(1,427)
							(996,434)	(406,597)	(235,089)
 Investing Activities

 Disposal (purchase) of capital assets			2,989		254,580		(2,167)
 Advances to related parties				(10,091)	(52,187)	59,812
							(7,102)		202,393		57,645
 Financing Activities

 Deferred financing costs incurred 			(2,882)		-		 -
 Increase (decrease) in bank indebtedness		(93,942)	(9,166)		(70,564)
 Shares and warrants issued, net of issue costs		637,628		 7,590		-
 Loan from related parties 				310,422		262,786		158,326
 Issuance of convertible debentures 			10,000		 - 		-
							861,226		261,210		87,762
 Effect of exchange rate change on cash 		(2,569)		1,256		38,154

 Net increase (decrease) in cash during the year	 (144,879)	58,262		(51,528)

 Cash and cash equivalents, beginning of year		156,193		11,314		69,576

 Cash and cash equivalents, end of year			11,314		69,576		18,048



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

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 1.   Accounts Receivable

         Accounts receivable consists of		 2,001		 2,002

	 Trade receivables				693,533		482,190
	 Less:  Allowance for doubtful accounts 	249,736		249,736
							443,797		232,454


 2.   Inventory

         Inventory consists of: 			 2,001		 2,002

	 Raw material 					577,802		319,831
	 Work-in-progress 				40,930		22,347
	 Product under Development* 			-		52,392
	 Finished goods 				124,827		139,472
							743,559		534,042
	*see note 15.


 3.   Advances to/Loans from Related Parties

	(a) Advances to related parties are non-interest bearing and will be repaid as follows:

								2,001		2,002

	 3294340 Canada Inc. (I) 				297,070		237,258
								297,070		237,258

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

 5.   Purchased Research and Development Technology

	 During 1999, the Company acquired at a cost of $93,750, the rights to
	photo-printer technology, which is in the process of being developed by
	its President and Chief Executive Officer.  A patent application is currently
	pending. The development of this technology will continue through a
	wholly-owned subsidiary, Diprin Inc. (Diprin), which was previously owned
	by the President and Chief Executive Officer.
	In consideration for the ownership of this technology, the Company
	issued 125,000 common shares to its President and Chief Executive
	Officer .
	The design of the portable photo-printer is still in the final stages of
	completion but due to shortage of funds, it could not be further developed
	The cost of the technology was being amortized on a straight-line basis
	over 3 years commencing from Sept 30/98.  As at Mar 31, 2002 the
	unamortized balance amounted to NIL.

 6.   Investment in Affiliate
						 2001		2002
	 3294340 Canada Inc. 			159,193		 -

	In October 1996, the Company entered into a joint venture agreement
	which resulted in the purchase of a 45% stake in 3294340 Canada Inc.,
	a Quebec based company, for approx. $1,875,000.  The investee carries
	on research and development activities in order to develop improvements,
	modifications, additions or alteration to the intellectual property and to
	develop new products.  In connection with the transaction, the Company
	also entered into a Stock Exchange Agreement with Societe Innovatech du Grand
	Montreal (Innovatech), an economic development agency of the government
	of the Province of Quebec, pursuant to which Innovatech would be permitted,
	under certain circumstances, to exchange its 45% interest for up to 63,250
	common shares of the Company.

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

	A key executive employee, related to two directors of the Company, has registered, in the Province of Ontario, Canada, a floating security on the company's non- real estate property.

 The WideCom Group Inc.
 Notes to Consolidated Financial Statements
 (in United States dollars)

 March 31, 2001 and 2002

 9.   Convertible Debentures 					 2,001		 2,002

	 12% Convertible debentures 				183,899		 181,841

	During 1999, the Company conducted a private placement of ten specific
	investment units, each comprising 10,000 common shares
	and a three-year 12% convertible subordinated note in the amount of $20,000.
	Interest payments are payable quarterly and conversion is available at an
	exercise price of $1.00 per share.  One-half of the principal amount of the
	note is exercisable during the 30 day period commencing 180 days from
	the initial closing on February 19, 1999.  The remaining principal amount  is
	convertible following 360 days after the initial closing.  During the
	fiscal year 	ended March 31, 2000, the Company issued the
	remaining one-half unit 	comprising of 5,000 common shares
	and a three-year12% convertible
	subordinated note in the amount of $10,000.

	The Company is presently in default on the interest payments on the 12%
	convertible 	 debentures.  The consequences of this default has not been
	determined.

 10.   Share Capital

            (a) 	Authorized

	 5 Million common shares pursuant to shareholder approval of a 1:4 reverse
	 split of the   common shares of the Company effective January 29, 1999.
	 Of the 2,582,985 shares outstanding as of March 31, 2000, 3,444 shares have not been registered by the Company's stock transfer agent.

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

	Pro-froma information regarding net income and earnings per share is
	required by SFAS No. 123, and has been determined as if the Company
	had accounted for the employee stock options under fair value method of
	that statement.  The fair value of these options was estimated at the date of
	grant using a Black-Scholes option pricing model with the following
	weighted-average assumptions: risk-free interest rate of approximately 5%
	to 6%; dividend yield of 0.0%; volatility factors 	of the expected
	market price of the Company's common stock of approximately
	21% ( 122% in 1999 and 21% in 2000 ) and weighted- average expected
	life of the option of 10 to 13 years.

	 The Company's pro-forma information is as follows:

						year ended		year ended		year ended
						31-Mar			31-Mar			31-Mar
						2000		 	2001			2002

	 Net loss
	 As reported 				(1,500,840)		(1,042,414)		(592,746)
	 Pro-forma 				(1,571,758		(1,248,253)		(642,330)

	 Net loss per share
	 As reported 				(0.61)			(0.40)			(0.23)
	 Pro-forma 				(0.64)			(0.42)			(0.25)

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