Form 10-Q
period 2002-06-30
WIDECOM GROUP INC
filed 2002-08-21
CIK 922023

The WideCom Group Inc.

Consolidated Financial Statements (Unaudited)
For the quarters ended June 30, 2002 and 2001



Together with Review Engagement Report

TABLE OF CONTENTS


Accountant's Review Report								3

Consolidated Balance Sheets								4

Consolidated Statements of Operations							5

Consolidated Statements of Cash Flows							6

Notes to Consolidated Financial Statements						7 & 8

























								Page 2





	Z A F A R H U S A I N S I D D I Q U I
	C H A R T E R E D    A C C O U N T A N T

	2  Robert Speck Pkwy, Suite 750
	Mississauga, Ontario L4Z 1H8
	Phone: (905) 677-7777
	Fax: (905) 272-5333


		INDEPENDENT ACCOUNTANT'S REVIEW REPORT

	To the Board of Directors of
	The WideCom Group Inc.

	I have reviewed the accompanying consolidated Balance Sheet of The
	WideCom Group Inc. (incorporated in Ontario, Canada) as of June
	30, 2002, and the related consolidated statements of operations and
	cash flows for the three-month period then ended. These consolidated
	financial statements are the responsibility of the 	company's management.

	I conducted my review in accordance with the standards established
	by the American Institute of Certified Public Accountants. A review
	of interim financial information consists principally of applying analytical
	procedures to financial data and making inquiries of persons responsible
	for financial and accounting matters. It is substantially less in scope than
	an audit conducted in accordance with generally accepted auditing
	standards, the objective of which is the expression of an opinion regarding
	the financial statements taken as a whole. Accordingly, we do not express
	such an opinion.

	Substantial doubts existed, especially in view of a negative net equity as at June 30,2002, as well as on the date of this report, as to the Company's ability to continue to meet its obligations and commitments and also with regards to its ability to continue to generate sufficient amounts of cash flows from its operations to maintain its solvency for a reasonable period of time without continued, substantial financial support from the personal resources of two of its directors and one key employee who is very closely related to those two directors.
	Information from management does not provide definitive confirmation of the related willingness and ability of the above mentioned individuals.

	As more fully explained in Note 7(b), the Company's ability to
	continue as a going concern may also be jeopardized by a decision
	by a secured creditor (a financial institution) to enforce its demand for
	an immediate, full repayment by the company of its indebtedness even
	though such an action might be considered by management 	to be unlikely,
	extreme, unscrupulous, or unwarranted.

	As mentioned in Note 8(a), the Company is committed to issuing 100,000
	common shares to a claimant of alleged infringement of software and
	trademark ownership rights as part of an out-of-court settlement. As of the
	date of this report, those shares are yet to be issued. The effects of those
	to-be-issued shares on the financial 	statements have not been included.

	Except for the matters discussed above, based on my review, I am not
	aware of any material modifications that should be made to the accompanying
	financial statements for them to be in conformity with generally accepted
	accounting principles.



	Mississauga, Ontario
	August 19, 2002			Chartered Accountant




								Page 3


The WideCom Group Inc.
Consolidated Balance  Sheet
(in United States dollars)
									June 30,
								2001		2002

Current Assets				Notes
Cash and cash equivalents					27749		40451
Accounts receivable 						438001		241534
Inventory				3			708399		477751
Prepaid expenses						19817		35182
Advances to related parties					295658		190082
Deferred financing costs					14811

Total Current Assets						1504435		985000

Capital Assets 				4			641024		567058

Purchased research and
    development technology					14811		0
Investment in affiliate						84650		0

Total Assets							2244920		1552058


Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness						168494		144815
Accounts payable & accrued liabilities				732251		436729
Loans from related parties					658481		841468
Convertible debentures				5		180085		181841

Total Current Liabilities					1739311		1604853

Stockholders' Equity
Common shares
 5,000,000  shares authorized of no par value
 2,633,585  shares issued and outstanding on
                        June 30, 2001
 2,633,585  shares issued and outstanding on
                        June 30, 2002				14711179	14711179
Contributed surplus						159825		159825
Deficit								-14365395	-14923799
								505609		-52795
Total Liabilities & Stockholders' Equity			2244920		1552058



The accompanying notes are an integral part of the financial statements.
								Page 4


The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)					For the three months ended
								June 30,	June 30,
								2001		2002
								(Unaudited)	(Unaudited)

Revenue

Product sales							85752		139560
Research and development grants					0
Interest income							91		140

Total Revenue							85843		139700

Expenses
  Cost of product sales						22166		37118
  Research and development					11792		69937
  Selling, general & administrative				100532		109378
  Interest and bank charges					3368		3545
  Management fees & salaries					39500		13823
  Amortization							23627		16342
  Financing fees						0
  Foreign exchange loss (gain)					-2358		2704

Total Expenses							198627		252847

Operating loss							-112784		-113147

Legal settlement costs						0
Equity in loss of affiliate					-74543

Net loss for the period						-187327		-113147


Loss per common share, basic
       and diluted						-0.07		-0.04


Weighted average number of shares outstanding*			2633585		2633585





The accompanying notes are an integral part of the  financial statements.

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)					For the three months ended
								June 30,	June 30,
								2001		2002
								(Unaudited)	(Unaudited)

Cash provided by (used in)

Operating Activities
Loss for the year						-187327		-113147
(Add (deduct) items not requiring a cash outlay)
   Amortization 						23626		16342
   Foreign exchange loss (gain)					-2358		2704
   Share issued to settle lawsuits and corporate
       indebtedness						0		0
   Equity in loss of affiliate					74543		0
Net changes in non-cash
 Working capital balances related to operations:
   Decrease (increase) in accounts receivable			10908		-9080
   Decrease in research and development grants receivable	0		0
   Decrease (increase) in inventory				35160		56291
   Increase (decrease) in accounts payable and accrued
      liabilities						-1805		-44223
   Increase (decrease) in prepaid expenses			-245		-13693
								-47497		-104806
Investing Activities

Disposal (purchase) of capital assets				0		0
Advances (to) related parties					1412		47176
								1412		47176
Financing Activities

Deferred financing costs incurred				0		0
Increase (decrease) in bank indebtedness			-1805		45080
Shares and warrants issued, net of issue costs			0
Loan from related parties					12996		37657
Issuance of convertible debentures				0
								11191		82737
Effect of exchange rate change on cash				-6933		-12405

Net increase (decrease) in cash during the period		-41827		12702

Cash and cash equivalents, beginning of the period		69576		27749

Cash and cash equivalents, end of the period			27749		40451





The accompanying notes are an integral part of the  financial statements.

The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)

30-Jun-01


1. Presentation of Interim Information

	In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at June 30, 2002, and the results of operations for the three months ended June 30, 2002 and 2001 and cash flows for the three months ended June 30, 2002. Interim results are not necessarily indicative of of results for full year.

	The condensed consolidated financial statements and notes are presented as permitted by Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year ended March 31, 2002.

2. Financial Statements

	The consolidated financial statements include the accounts of Widecom and its wholly owned subsidiary. All significant intercompany balances, transactions and stockholdings have been eliminated.

3.   Inventory
								June 30,	June 30,
      Inventories are summarized as follows:			2001		2002

	Raw material						577802		297974
	Work-in-progress					7659		20600
	Finished goods						122938		106629
	R & D Inventory						0		52548
								708399		477751

4.   Capital Assets

        Capital assets consist of:			30-Jun-01		30-Jun-02
								Accumulated		Accumulated
							Cost	Amortization	Cost	Amortization

	"Machinery, plant & computer equipment		1646001	1463619		1648168	1519097
	Furniture and fixtures				91395	77033		91395	79906
	Prototypes and jigs				239494	139805		239494	157587
	Land						45806	0		45806	0
	Building under construction			298785	0		298785	0
							2321481	1680457		2323648	1756590
	Net book value						641024			567058

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

30-Jun-01

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

7.   Bank indebtedness

	(a) The Company has an operating line of credit available for approximately
	$100,000 which bears interest at prime rate plus 0.75%, is due on demand,
	and is secured by a general security agreement over all Company assets except
	real property. As at June 30, 2002 approximately $99,925 was utilized.

	(b) In February 2002, the Royal Bank of Canada (RBC) served through its
	attorneys a 	notice upon the Company demanding immediate repayment of the
	outstanding debt. A few weeks later RBC accepted a settlement offer made by
	the Company's management. In April 2002, however, RBC reneged, and Widecom
	threatened 	legal action against RBC for breach of contract. In response, RBC
	agreed to consider Widecom's revised offer (a) to make an initial payment of
	$20,000 CDN followed by a monthly payment of #5,000 CDN until the entire
	amount has been settled, and (b) a personal guarantee of $20,000 CDN by one
	of  the executives of the Company. As of the date of the accountant's review
	report, the matter has remained unresolved, pending a firm response from RBC.

	In the event of a non-acceptance by RBC of the Company's revised offer,
	management may have to resort to legal action against the bank, the outcome
	whereof, at the present time (I.e. the date of the accountant's review report)
	is extremely hard to predict.

8. Contingent Liabilities

	(a) The Company has been served with a claim, with respect to a breach of
	contract In the prior years the Company had been served with a claim with
	respect to an alleged breach of contract regarding the Company's rights under
	two specific joint venture and development agreements to use and distribute
	various iterations of software components allegedly the sole property of the
	claimant. The action claimed damages for breach of contract along with
	copyright and trademark infringement. The claim sought a total of $15.85
	million in damages and was in progress in the Province of Ontario. During the
	quarter currently being reported on, the claim has been settled for $CDN 5,000
	in cash and 100,000 shares in the Company. These shares have not yet been
	issued and are not reflected in these financial statements or in these
	accompanying notes elsewhere.

	Several other claims against the Company are in various stages of litigation.
	In management's opinion, these claims are not material and accordingly no
	provision has been made in the consolidated financial statements.

	Loss, if any, on the above claims will be recorded when settlement is probable
	and the amount of the settlement is estimable.

	(b) The Company's wholly owned subsidiary, Indo WideCom International Ltd.,
	in India, has not met export obligations for the fiscal year which may
	result in additional customs duty levied by the authorities in India.  As
	at the balance sheet date, this amount was not determinable.

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

	Results of Operations
	Quarter Ended June 30, 2002 Compared to Quarter Ended June 30,
	2001 Sales for the quarter ended June 30, 2002 were $ 139,560 an increase of $53,808 as compared to $85,752 for the quarter ended
	June 30,2001. Net Revenue for the quarter ended June 30, 2002 were $139,700, an increase of $53,857 as compared to $85,843 for the quarter ended June 30, 2001.
	The increase in revenue was attributed to increase in selling activities.

	Operating expenses for the quarter ended June 30, 2002 were $252,847 an increase of $54,220, as compared to $198,627 for the quarter ended June 30, 2001. This is mainly due to the increased in Research and Development Expenses. Selling, general and administrative expenses.

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

	Our cash requirements in connection with manufacturing and marketing will continue to be significant. We do not have any material commitments for capital expenditures. We believe, based on our current plans and assumptions relating to our operations, projected cash flow from operations may not be sufficient to satisfy our contemplated cash requirements for the foreseeable future. We have relied on investments from management to cover our short falls in the last fiscal year, such investment may not be available to us in the future
	In the event that our plans or assumptions change, or prove to be incorrect, or if the projected cash flows otherwise prove to be insufficient to fund operations (due to unanticipated expenses, delays, problems or otherwise), we could be required to seek additional financing sooner than currently anticipated. There can be no assurance that this additional financing will be available to us when needed, on commercially reasonable terms, or at all.

	Nasdaq

	The Company's Common Stock was delisted from the Nasdaq Small
	Cap Market effective the close of business April 10, 2001 for failure to meet certain minimum net tangible asset requirements. The stock continues to trade on the OTC Bulletin Board.



	PART II:  OTHER INFORMATION

	ITEM 1.   LEGAL PROCEEDINGS.
	See Contingent Liabilities.

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

	THE WIDECOM GROUP INC.


      August 19, 2002                      /s/Suneet S. Tuli
      ------------------                      ----------------------
      Date                                      Suneet S. Tuli,
                                                Executive Vice President