Form 10QSB
period 2002-09-30
WIDECOM GROUP INC
filed 2002-11-18
CIK 922023

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended   Septembr 30, 2002
                                       -----------------

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from _______________ to _______________

                       Commission file number  1-13588
                                               -------

                           THE WIDECOM GROUP INC.
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as specified in Its Charter)

        ONTARIO, CANADA                            98-0139939
- ---------------------------------------------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)

37 GEORGE STREET NORTH, SUITE 103, BRAMPTON, ONTARIO, CANADA      L6X 1R5
- ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code (905) 712-0505
                                                   --------------

- ---------------------------------------------------------------------------
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

      The number of shares outstanding of registrant's common stock as of
September 30, 2002 was 2,633,585 shares.

 1 of 9

                           THE WIDECOM GROUP INC.
                                 FORM 10-QSB
                                    INDEX

                                                                   Page No.
                                                                   --------

Part I Financial Information

Item 1 - Financial Statements

         Consolidated Balance Sheets -
         September 30, 2001 and September 30, 2002      3

         Consolidated Statements of Operations -
         Three months ended September 30, 2001
         and September 30, 2002                                            4

         Consolidated Statements of Cash Flows -
         Three months ended September 30, 2001
         and September 30, 2002                                           5

         Notes to Consolidated Financial Statements      6-7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations   7-8

Part II Other Information

         None.

Signatures                                                                   9

 2 of 9

PART I FINANCIAL INFORMATION
The WideCom Group Inc.
Consolidated Balance Sheet
(in United States dollars)

                                                                                       September 30,
                                                                                 --------------------------
                                                                                  2001             2002
         - -------------------------------------------------------------------------------
--
114:
Current Assets                            Notes
Cash and cash equivalents                                7,771            25,118
Accounts receivable                                         423,194          229,153
Inventory                                           3                528,457          421,093
Prepaid expenses                                              21,263            35,182
Advances to related parties                            295,658          125,350
Deferred financing costs                                      9,802             -
                                                                                 ---------------------------

Total Current Assets                                      1,286,145          835,896

Capital Assets                              4                    620,963          553,145

Purchased research and
 development technology           5                       13,997                   -
Investment in affiliate                  6                                  -                    -
Total Assets                                                      1,921,105        1,389,041
-               -------------------------------------------------------------------------------

Liabilities & Stockholders' Equity

Current Liabilities
Bank indebtedness                                           120,609          111,387
Accounts payable & accrued liabilities          606,675          417,127
Loans from related parties                               737,981          878,323
Convertible debentures               5                   180,085          181,841
                                                                          -----------------------------------
Total Current Liabilities                                1,645,350        1,588,678
                                                                          -----------------------------------

Stockholders' Equity
Common shares
 5,000,000*  shares authorized
                                of no par value
 2,663,585*  shares issued
                               and outstanding on
                       September 30, 2001
 2,633,585*  shares issued
                               and outstanding on
                       September 30, 2002                       14,711,179       14,711,179
Contributed surplus                                                     159,825             159,825
Deficit                                                                       (14,595,249)     (15,070,641)
                                                                                  ----------------------------------------
                                                                                          275,755           (199,637)
                                                                                  ----------------------------------------
Total Liabilities & Stockholders' Equity                  1,921,105         1,389,041
                                -------------------------------------------------------------------------------

164:

The accompanying notes are an integral part of the consolidated financial statements.

 3 of 9

The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)

173:
                                                                    For the three months ended      For the six
                                                                    --------------------------------------
                                                                   Sept 30,       Sept 30,                   months ended
                                                                   2001             2002                         Sept 30, 2002
                                                                   (Unaudited)    (Unaudited)          (Unaudited)
- ----------------------------------------------------------------------------------------------------

Revenue

Product sales                                            147,879           204,033 343,593
Research and development grants            -                          -        -
Interest income                                                131                      78        218
                                                                 ----------------------------------------------------------------

Total Revenue                                           148,010           204,111                       343,811
                                                                 ----------------------------------------------------------------

Expenses
  Cost of product sales                               36,211             51,746   88,864
  Research and development                   83,795             77,127 147,064
  Selling, general & administrative        121,106           131,848 241,226
  Interest and bank charges                        2,985                3,367      6,912
  Management fees & salaries                 12,458             13,906    27,729
  Amortization                                                31,810            14,350    30,692
  Financing fees                                                -                          -         -
  Obsolete inventory w/off    -                   54,568    54,568
  Foreign exchange loss (gain)                   4,850               4,041      6,745
                                                                --------------------- -------------   ----------------------------

Total Expenses                                         293,215           350,953 603,800

Operating loss                                         (145,205)        (146,842)                     (259,989)

Legal settlement costs                                     -                        -    -
Equity in loss of affiliate                           (84,650)                   -    -
                                                               --------------------------------------------------------------------

Net loss for the period                          (229,855)          (146,842) (259,999)
                                 - ------------------------------------------------------------------------------------------

Loss per common share, basic
 and diluted                                                    (0.09)                 (0.06)                             (0.10)
                                 - ------------------------------------------------------------------------------------------

Weighted average number of
        shares outstanding*                           2,633,585          2,633,585                     2,633,585
                                  - ------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

 4 of 9

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

236:
                                                                                                     For the six months ended
                                                                                                     -------------------------------
                                                                                                      Sept 30,             Sept 30,
                                                                                                      2001                   2002
                                                                                                     (Unaudited)        (Unaudited)
                                                - --------------------------------------------------------------------------------

Cash provided by (used in)

Operating Activities
Loss for the year                                                                              (417,182)          (259,989)
- -----------------
(Add (deduct) items not requiring a
          cash outlay
  Amortization                                                                                        55,437               30,692
  Foreign exchange loss (gain)                                                           2,492                  6,745
  Equity in loss of affiliate                                                                 159,193                     -

Net changes in non-cash
- -----------------------
  Working capital balances related to operations:
    Decrease (increase) in accounts receivable                            30,724                  3,301
    Decrease in research and development grants receivables    -                              -
    Decrease (increase) in inventory                                              215,102              112,949
    Increase (decrease) in accounts payable and
     accrued liabilities                                                                       (155,962)             (63,825)
    Increase (decrease) in prepaid expenses                                   1,201              (13,693)
                                                                                                          --------
                                                                                                  (108,995)           (183,820)

Investing Activities

Disposal (purchase) of capital assets                                                -                         (436)
Advances to related parties                                                               1,412    111,908

                                                                                                                1,412    111,472
                                                                                                                --------------------

Financing Activities

Deferred financing costs incurred                                                         -
Increase (decrease) in bank indebtedness                               (49,690)              11,652
Shares and warrants issued, net of issue costs                               -                          -
Loan from related parties                                                                92,496               74,512
Issuance of convertible debentures                                                     -                          -
                                                                                                             -------
                                                                                                      42,806              86,164
                                                                                                            --------
Effect of exchange rate change on cash                                         2,972                (6,746)
                                                                                                            ---------

Net increase (decrease) in cash during the period                  (61,805)                7,070

Cash and cash equivalents, beginning of the period                69,576               18,048
                                                                                                     ------------------------------

Cash and cash equivalents, end of the period                             7,771               25,118

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)
September 30,2002
- ---------------------------------------------------------------------------

1.    Presentation of Interim Information
      In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at September 30,2002, and the results of operations for the three months ended September 30,2002 and 2001 and cash flows for the six months ended September 30,2002. Interim results are not necessarily indicative of of results for full year.

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

3.    Inventory
      Inventories are summarized as follows:

                                                                            September 30,           September 30,
                                                                            2001                             2002
                                                                             ------------------------------------------------

      Raw material                                                         442,987                       228,805
      Work-in-progress                                                    28,218                         18,713
      Finished goods                                                       57,252                       105,634
      R & D Inventory                                                              -                               52,941
                                                                            --------------------------------------------------
                                                                                        528,457                       406,093
                                                                            ----------------------------- --------------------

4.    Capital Assets
      Capital assets consist of:

                                                                September 30, 2001                  September 30, 2002
                                                               ----------------------                            ------------------
                                                                               Accumulated                           Accumulated
                                                         Cost                 Amortization         Cost               Amortization
                                                             -----------------------------------------------------------------------

      Machinery, plant & computer
              Equipment                       1,648,001              1,476,163       1,648,168             1,528,777
      Furniture and fixtures                  91,395                    77,682             91,395                  80,480
      Prototypes and jigs                   239,494                  146,663          239,494                161,682
      Land                                               45,806                         -                   45,806                 -
      Building under construction    298,785                         -                 299,221                    -
                                                       ------------------------------------------------------------------------
                                                         2,321,481              1,700,518       2,324,084            1,770,939
                                                       -------------------------------------------------------------------------
      Net book value                                                          620,963                                       553,145
                                                      ----------------------------------------------------------------------------

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

 6 of 9

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)
June 30, 2001
- ---------------------------------------------------------------------------

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

7.    Bank indebtedness

      (a)   The company has an operating line of credit available for
     approximately $100,000 which bears interest at Prime rate plus
            0.75%, is due on demand, and is secured by a general security agreement over all Company assets except real property.As at
            Sept 30,2002 approximately $99,925 was utilized.

      (b)   In February 2002, the Royal Bank of Canada (RBC) served through its attorneys a notice upon the Company demanding immediate repayment of the outstanding debt. A few weeks later RBC
            accepted a settlement offer made by the company's management.
            In April 2002, however , RBC reneged, and Widecom threatened legal action against RBC for breach of contract. In response,
            RBC agreed to consider WideCom revised offer(a) to make an intial payment of $20,000 CAN followed by a monthly payment of$5,000 CDN until the entire amount has been settled, and (b)
            a personal guarantee of $20,000 CDN by one of the executives of the Company. As of the date of Accountant's review report, the matter has remained unresolved, pending a firm response from RBC.

            In the event of non-acceptance by RBC of the Company's revised offer, management may have to resort to legal action against the bank, the outcome whereof, at the present time (i.e. the date of the accountant's review report) is extremely hard to predict.

8.          Contingent Liabilities
        (a) In the prior years the Company had been served with a claim with respect to an alleged breach of contract regarding the
            Company's rights under two specific joint venture and
            development agreements to use and distribute various
            iterations of software components allegedly the sole property of the claimant. The action claimed damages for the breach of contract along with copy right and trademark infringement. The claims sought a total of $15.85 million in damages and was in progress in the Province of Ontario. During the previous
            quarter to the quarter being reported on, the claim has been settled for $CDN 5,000 in cash and 100,000 shares in the
            company. These shares have not yet been issued and are not reflected in these financial statements or in these accompanying notes elsewhere.

            Several other claims against the Company are in various stages of litigation. In management's opinion, these claims are not material and accordingly no provision has been made in the consolidated financial statements.

            Loss, if any,on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

 (b) The Company's wholly owned subsidiary, Indo Widecom International
            Ltd, in India has not met export obligations for the fiscal year which may result in additional customos duty levied by the authorities in India. As at the year end, this amount was not determinable.

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

Results of Operations
Quarter Ended Sept 30, 2002 Compared to Quarter Ended Sept 30, 2001

      Sales for the quarter ended Sept 30, 2002 were $204,033, an increase of
$56,154 as compared to $147,879 for the quarter ended Spet 30, 2001.  Net
Revenues for the quarter ended Spet 30, 2002 were $152,365, an increase of
$40,566 as compared to $111,799 for the quarter ended Sept 30, 2001. The company is making efforts to increase the sales by exploring the market in other countries.

      Operating expenses for the quarter ended Spet 30, 2002 were $299,207 an increase of $42,203, as compared to $257,004 for the quarter ended Sept 30, 2001.  Selling, general and administrative expenses for the quarter ended Sept 30, 2002 were $131,848, increased by $10,742, or 9%
versus the same period in the previous fiscal year. This increase in selling, general and administrative expenses is due to higher marketing and other related expeses for penetrating the products in overseas markets.

        Due to best efforts, the company could maintain losses to $146,842 for the quarter ended Sept 30, 2002 as compared to $145,205 of Sept 30, 2001.

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

                                       THE WIDECOM GROUP INC.

November 15, 2002                      /s/Suneet S. Tuli
- ------------------                      ----------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President

November 15, 2002                      /s/Raja S. Tuli
- ------------------                      ----------------------
Date                                      President, C.E.O