Form 10QSB/A
period 2002-09-30
WIDECOM GROUP INC
filed 2002-11-29
CIK 922023

FINANCIALS FOR THE QARTER ENDED SEPTEMBER 30, 2002

THE WIDECOM GROUP INC.



Consolidated Financial Statements (Unaudited)

For the quarters ended September 30, 2002 and 2001

Together with Review Engagement Report




TABLE OF CONTENTS


Accountant's Review Report						3

Consolidated Balance Sheets						4

Consolidated Statements of Operations					5

Consolidated Statements of Cash Flows					6

Notes to Consolidated Financial Statements				7 to 10
























								Page 2





        Z A F A R H U S A I N S I D D I Q U I
        C H A R T E R E D    A C C O U N T A N T

        2  Robert Speck Pkwy, Suite 750
        Mississauga, Ontario L4Z 1H8
        Phone: (905) 677-7777
        Fax: (905) 272-5333


                INDEPENDENT ACCOUNTANT'S REVIEW REPORT

        To the Board of Directors of
        The WideCom Group Inc.

	I have reviewed the accompanying consolidated Balance Sheet of The WideCom Group Inc. (incorporated in Ontario, Canada) as of September
	30, 2002, and the related consolidated statements of operations and cash flows for the period then ended. These consolidated financial statements are the responsibility of the company's management.

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

	Substantial doubts existed, especially in view of a negative net equity as at September 30,2002, as well as on the date of this report, as to the Company's ability to continue to meet its obligations and commitments and also with regards to its ability to continue to generate sufficient amounts of cash flows from its operations to maintain its solvency for a reasonable period of time without continued, substantial financial support from the personal resources of two of its directors and one key employee who is very closely related to those two directors.
	Information from management does not provide definitive confirmation of the related willingness and ability of the above mentioned individuals.

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



	Mississauga, Ontario
	November 14, 2002				Chartered Accountant.




								Page 3





The WideCom Group Inc.
Consolidated Balance  Sheet
(in United States dollars)
									        Sep-30
									2001		2002

Current Assets				Notes
Cash and cash equivalents						7,771		25,118
Accounts receivable 							423,194		229,153
Inventory				3				528,457		421,093
Prepaid expenses							21,263		35,182
Advances to related parties						295,658		125,350
Deferred financing costs						9,802		 -

Total Current Assets							1,286,145	835,896

Capital Assets 				4				620,963		553,145

Purchased research and
    development technology		5				13,997		 -
Investment in affiliate			6				 -   		 -

Total Assets								1,921,105	1,389,041


Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness							120,609		111,387
Accounts payable and  accrued liabilities				606,675		417,127
Loans from related parties						737,981		878,323
Convertible debentures			5				180,085		181,841

Total Current Liabilities						1,645,350	1,588,678

Stockholders' Equity
Common shares
 5,000,000*  shares authorized of no par value
 2,633,585*  shares issued and outstanding on
                        Sept 30, 2001
 2,633,585*  shares issued and outstanding on
                        Sept 30, 2002					14,711,179	14,711,179
Contributed surplus							159,825		159,825
Deficit									-14,595,249	-15,070,641
									275,755		-199,637
Total Liabilities & Stockholders' Equity				1,921,105	1,389,041



Accompanying notes are integral part of consolidated financial statements.
								Page 4


The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)				For the three months ended	For the six
							Sep-30		Sep-30	 	months ended
							2001		2002	 	Sept. 30, 2002
							(Unaudited)	(Unaudited)	(Unaudited)

Revenue

Product sales						147,879		204,033		343,593
Research and development grants				 -   		 -   		 -
Interest income						131		78		218

Total Revenue						148,010		204,111		343,811

Expenses
  Cost of product sales					36,211		51,746		88,864
  Research and development				83,795		77,127		147,064
  Selling, general and administrative			121,106		131,848		241,226
  Interest and bank charges				2,985		3,367		6,912
  Management fees and salaries				12,458		13,906		27,729
  Amortization						31,810		14,350		30,692
  Financing fees					 -   		 -   	 	-
 Obsolete Inventory w/off				 -   		54,568		54,568
  Foreign exchange loss (gain)				4,850		4,041		6,745

Total Expenses						293,215		350,953		603,800

Operating loss						-145,205	-146,842	-259,989

Legal settlement costs					 -   		 -   	 	-
Equity in loss of affiliate				-84,650		 -   	 	-

Net loss for the period					-229,855	-146,842	-259,989


Loss per common share, basic
       and diluted					-0.09		-0.06		-0.1


Weighted average number of shares outstanding*
							2,633,585	2,633,585	2,633,585





Accompanying notes are integral part of consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)					For the six months ended
								Sep-30		Sep-30
								2001		2002
								(Unaudited)	(Unaudited)

Cash provided by (used in)

Operating Activities
Loss for the year						-417,182	-259,989
(Add (deduct) items not requiring a cash outlay)
   Amortization 						55,437		30,692
   Foreign exchange loss (gain)					2,492		6,745
   Equity in loss of affiliate					159,193		 -
Net changes in non-cash
 Working capital balances related to operations:
   Decrease (increase) in receivables				30,724		3,301
   Decrease in research and development grants receivable	 -   		 -
   Decrease (increase) in inventory				215,102		112,949
   Increase (decrease) in accounts payable and accrued
      liabilities						-155,962	-63,825
   Increase (decrease) in prepaid expenses			1,201		-13,693
								-108,995 	-183,820
Investing Activities

Disposal (purchase) of capital assets				 -   		-436
Advances to related parties					1,412		111,908
								1,412		111,472
Financing Activities

Deferred financing costs
Increase (decrease) in bank indebtedness			-49,690		11,652
Shares and warrants issued, net of issue costs			 -   		 -
Loan from related parties					92,496		74,512
Issuance of convertible debentures				 -   		 -
								42,806		86,164
Effect of exchange rate change on cash				2,972		-6,746

Net increase (decrease) in cash during the period		-61,805		7,070

Cash and cash equivalents, beginning of the period		69,576		18,048

Cash and cash equivalents, end of the period			7,771		25,118





Accompanying notes are integral part of consolidated financial statements.

The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)

30-Sep-02


1. Presentation of Interim Information

	In the opinion of Management, the accompanying unaudited financial statements
	include all	normal adjustments necessary to present fairly the financial
	position at September 30, 2002, and the results of operations for the three
	months ended September 30, 2002 and 2001 and cash flows for the six months
	ended September 30, 2002. Interim results are not necessarily indicative of
	results for full year.

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

3.   Inventory
							Sep-30		Sep-30
      Inventories are summarized as follows:		2001		2002

	Raw material					442,987		228,805
	Work-in-progress				28,218		18,713
	Finished goods					57,252		105,634
	R & D Inventory					 -   		52,941
							528,457		406,093

4.   Capital Assets

        Capital assets consist of:				30-Sep-01			30-Sep-02
								Accumulated			Accumulated
						Cost		Amortization	Cost		Amortization

	Machinery, plant & computer		1,646,001	1,476,163  	1,648,168	1,528,777
	Furniture and fixtures			91,395		77,692		91,395		80,480
	Prototypes and jigs			239,494		146,663		239,494		161,682
	Land					45,806		 -   		45,806		 -
	Building under construction		298,785		 -   		299,221		 -
						2,321,481	1,700,518	2,324,084 	1,770,939
	Net book value						620,963				553,145

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

30-Sep-02

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
	working capital requirements.

7.   Bank indebtedness

(a)	The Company has an operating line of credit available for approximately
	$100,000 which bears interest at prime rate plus 0.75%, is due on demand,
	and is secured by a general security agreement over all Company assets
	except real property. 	As at Sept 30, 2002 approximately $99,925 was utilized.

(b)	In February 2002, the Royal Bank of Canada (RBC) served through its
	attorneys	a notice upon the Company demanding immediate repayment
	of the outstanding debt. A few weeks later RBC accepted a settlement offer made by the Company's management. In April 2002, however, RBC reneged, and WideCom threatened legal action against RBC for breach of contract. In response, RBC agreed to consider WideCom revised offer (a) to make an initial payment of $20,000 CAN followed by a monthly payment of #5,000 CDN until the entire amount has been settled, and (b) a personal guarantee of $20,000 CDN by one of the executives of the Company. As of the date of the accountant's review report, the matter has remained unresolved, pending a firm response from RBC.

	In the event of a non-acceptance by RBC of the Company's revised offer,
	management may have to resort to legal action against the bank, the outcome
	whereof, at the present time (i.e. the date of the accountant's review report)
	is extremely hard to predict.

8. Contingent Liabilities

(a)	The Company has been served with a claim, with respect to a breach of
	contract. In the prior years the Company had been served with a claim
	with respect to an alleged breach of contract regarding the Company's
	rights under two specific joint venture and development agreements
	to use and distribute various iterations of software components
	allegedly the sole property of the claimant. The action claimed
	damages for breach of contract along with copyright and trademark
	infringement. The claim sought a total of $15.85 million in damages
	and was in progress in the Province of Ontario. During the previous quarter
	to the quarter being reported on, the claim has been settled for $CDN 5,000
	in cash and 100,000 shares in the Company. These shares have not yet
	been issued and are not reflected in these financial statements or in these
	accompanying notes elsewhere.

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


November 15, 2002                      /s/ Suneet S. Tuli
- ------------------                      ----------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President


November 15, 2002                      /s/Raja S. Tuli
- ------------------                      ----------------------
Date                                      President, C.E.O