Form 10-Q
period 2002-12-31
WIDECOM GROUP INC
filed 2003-03-03
CIK 922023

The WideCom Group Inc.

Consolidated Financial Statements (Unaudited)
"For the quarters ended December 31, 2002 and 2001"

Together with Review Engagement Report

TABLE OF CONTENTS

Review Engagement Report       3

Consolidated Balance Sheets       4

Consolidated Statements of Operations       5

Consolidated Statements of Cash Flows       6

Notes to Consolidated Financial Statements       7- 9

REVIEW ENGAGEMENT REPORT

To the Board of Directors and Stockholders of
The WideCom Group Inc.

"Mississauga, Ontario"

      Chartered Accountant

The WideCom Group Inc.
Consolidated Balance  Sheet
(in United States dollars)
      December 31,
      2001 2002

Current Assets    Notes
Cash and cash equivalents                  7,217   19,383
Accounts receivable           330,043   201,346
Inventory    3      410,670   356,320
Prepaid expenses                  21,011    34,942

Advances to related parties          204,334  128,304
Deferred financing costs           9,802   -

Total Current Assets                 983,077   740,295

Capital Assets     4      598,899   553,145

Purchased research and
    development technology                13,997     -

Investment in affiliate     -       -

Total Assets         1,595,973   1,293,440

Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness  7       130,104   112,289
Accounts payable and  accrued liabilities     569,128    434,834
Loans from related parties 6       731,117     858,618
Convertible debentures  5       180,085     181,841

Total Current Liabilities              1,610,434  1,587,582

Stockholders' Equity
Common shares
 5,000,000*  shares authorized of no par value
 2,633,585*  shares issued and outstanding on
             Dec 31, 2001
 2,633,585*  shares issued and outstanding on
Dec 31, 2002         14,711,179 14,711,179
Contributed surplus                  159,825  159,825
Deficit         (14,885,465) (15,178,537)
            (14,461)   (307,533)
Total Liabilities & Stockholders' Equity      1,595,973  1,280,049

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Operations                                 For the nine
(in United States dollars)  For the three months ended months ended
     December 31, December 31, December 31,
     2001 2002 2002
     (Unaudited) (Unaudited) (Unaudited)

Revenue

Product sales     115,514   100,111   100,111
Research and development grants      -        -        -
Interest income        90              86              86

Total Revenue     115,604   100,197   100,197

Expenses
  Cost of product sales     27,756   26,109   26,109
  Research and development   181,691   39,163   39,163
  Selling, general and administrative  121,518   77,163   77,163
  Interest and bank charges    594            1,075    1,075
  Management fees and salaries    53,770   19,631           19,631
  Amortization      20,251   13,391   13,391
  Financing fees       -        -       -
 Obsolete Inventory w/off      -     26,709   26,709
  Foreign exchange loss (gain)              239    4,852    4,852

Total Expenses      405,819   208,093   208,093

Operating loss     (290,215)  (107,896)  (107,896)

Legal settlement costs        -         -         -
Equity in loss of affiliate   (84,650)            -         -

Net loss for the period           (374,865)  (107,896)  (107,896)

Loss per common share, basic
       and diluted    (0.14)             (0.04)   (0.04)

Weighted average number of shares outstanding* 2,633,585  2,633,585   2,633,585

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)   For the nine months ended
       December 31,  December 31,
         2001             2002
       (Unaudited)   (Unaudited)

Cash provided by (used in)

Operating Activities
Loss for the year     (707,397)  (107,896)
(Add (deduct) items not requiring a cash outlay)
   Amortization        75,688   13,391
   Foreign exchange loss (gain)       2,731    4,852
   Equity in loss of affiliate     159,193           -
Net changes in non-cash
 Working capital balances related to operations:
   Decrease (increase) in receivables    113,754    31,108
   Decrease in research and development grants receivable
   Decrease (increase) in inventory    332,889    177,722
   Increase (decrease) in accounts payable and accrued
      liabilities     (193,509)  (46,118)
   Increase (decrease) in prepaid expenses/other   1,201   (13,453)
       (215,450)   59,606
Investing Activities

Disposal (purchase) of capital assets              -         -
Advances to related parties     92,736   108,954
        92,736   108,954
Financing Activities

Deferred financing costs
Increase (decrease) in bank indebtedness  (40,194)  12,554
Shares and warrants issued, net of issue costs      -        -
Loan from related parties    85,632           54,807
Issuance of convertible debentures            -                 -
        45,438    67,361
Effect of exchange rate change on cash    14,917   (12,034)

Net increase (decrease) in cash during the period (62,359)  223,887
Cash and cash equivalents, beginning of the period 69,576     #REF!

Cash and cash equivalents, end of the period   7,217    19,383

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Notes to Consolidated Financial Statements (Unaudited)
(in United States dollars)

December 31, 2002

1. Presentation of Interim Information

 In the opinion of Management, the accompanying unaudited financial statements include all normal adjustments necessary to present fairly the financial position at December 31, 2002, and the results of operations for the three months ended december 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002. Interim results are not necessarily indicative of of results for full year.

 The condensed consolidated financial statements and notes are presented as permitted by
 Form 10QSB and do not contain certain information included in Widecom's audited consolidated financial statements and notes for the fiscal year ended March 31, 2002.

2. Financial Statements

 The consolidated financial statements include the accounts of Widecom and its wholly
 "owned subsidiary. All significant intercompany balances, transactions and stockholdings"
 have been eliminated.

3.   Inventory
      December 31 December 31
      Inventories are summarized as follows:  2001           2002

 Raw material     361,806   235,538
 Work-in-progress            20,181    19,267
 Finished goods             28,683    48,574
 R & D Inventory        -      52,941
       410,670   356,320

4.   Capital Assets

   Capital assets consist of:   December 31, 2001     December 31, 2002
               Accumulated   Accumulated
            Cost Amortization    Cost  Amortization

Machinery, plant & computer equipment  1,646,001 1,489,951   1,648,168  1,528,777
Furniture and fixtures    91,395  78,433     91,395     80,480
Prototypes and jigs    239,494  154,198   239,494     161,682
Land                    45,806      -     45,806          -
Building under construction   298,785      -     299,221   -
         2,321,481   1,722,582   2,324,084  1,770,939
 Net book value             598,899          553,145

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

December 31, 2002

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

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

December 31, 2002

8.   Investment in Affiliate          December 31,
      2001 2002
 3294340 Canada Inc.     Nil   Nil

 In October 1996, the Company entered into a joint venture agreement which resulted in the purchase of a 45% stake in 3294340 Canada Inc., a Quebec based company, for approx. $1,875,000.  The investee carries on research and development activities in order to develop improvements, modifications, additions or alteration to the intellectual property and to develop new products.  In connection with the transaction, the Company also entered into a Stock Exchange Agreement with Societe Innovatech du Grand
 Montreal (""Innovatech""), an economic development agency of the government of the
 Province of Quebec, pursuant to which Innovatech would be permitted, under certain circumstances, to exchange its 45% interest for up to 63,250* common shares of the
 Company.

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