Form 10QSB
period 2002-12-31
WIDECOM GROUP INC
filed 2003-03-03
CIK 922023

The WideCom Group Inc.

Consolidated Financial Statements (Unaudited)
For the quarters ended December 31, 2002 and 2001

Together with Review Engagement Report

TABLE OF CONTENTS

Review Engagement Report     3

Consolidated Balance Sheets     4

Consolidated Statements of Operations    5

Consolidated Statements of Cash Flows    6

Notes to Consolidated Financial Statements   7- 9

REVIEW ENGAGEMENT REPORT

To The Board of Directors and Stockholders of
The WideCom Group Inc.

"Mississauga, Ontario"

      Chartered Accountant

The WideCom Group Inc.
Consolidated Balance  Sheet
(in United States dollars)
      December 31,
       2001   2002

Current Assets    Notes
Cash and cash equivalents                  7,217    19,383
Accounts receivable           330,043   201,346
Inventory    3      410,670   356,320
Prepaid expenses                  21,011    34,942

Advances to related parties          204,334  128,304
Deferred financing costs           9,802      -

Total Current Assets                 983,077   740,295

Capital Assets     4      598,899   539,754

Purchased research and
    development technology                13,997     -

Investment in affiliate     -       -

Total Assets         1,595,973  1,280,049

Liabilities & Stockholders' Equity

Current Liabilities

Bank indebtedness  7       130,104    112,289
Accounts payable and  accrued liabilities     569,128     434,834
Loans from related parties 6       731,117     858,618
Convertible debentures  5       180,085     181,841

Total Current Liabilities              1,610,434  1,587,582

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
(in United States dollars)
                         For the three months ended months ended
   December 31, December 31, December 31,
   2001            2002            2002
   (Unaudited) (Unaudited) (Unaudited)

Revenue

Product sales   115,514   100,111   443,704
Research and developmentgrants -        -        -
Interest income        90        86       304

Total Revenue   115,604   100,197   444,008

Expenses
Cost of product sales   27,756    26,109   114,973
Research and development 181,691    39,163   186,227

Selling,generalandadministrative121,518   77,163   318,389
Interest and bank charges    594     1,075      7987

Management fees and salaries 53,770    19,631          47,360

Amortization       20,251    13,391    44,083
Financing fees         -         -        -

Obsolete Inventory w/off       -      26,709    81,277
Foreign exchange loss (gain)   239     4,852    11,597

Total Expenses     405,819   208,093   811,893

Operating loss   (290,215)  (107,896) (367,885)

Legal settlement costs      -         -         -
Equity in loss of affiliate(84,650)          -         -

Net loss for the period   (374,865)  (107,896)  (367,885)

Loss per common share, basic
       and diluted    (0.14)    (0.04)    (0.14)

Weighted average number
 of shares outstanding*  2,633,585      2,633,585        2,633,585

The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)    For the nine months ended
        December 31,  December 31,
          2001     2002
        (Unaudited)  (Unaudited)

Cash provided by (used in)

Operating Activities
Loss for the year      (707,397)   (367,885)
(Add (deduct) items not requiring a cash outlay)
   Amortization                75,688      44,083
   Foreign exchange loss (gain)        2,731      11,597
   Equity in loss of affiliate      159,193           -
Net changes in non-cash
Working capital balances related to operations:
  Decrease (increase) in receivables 113,754      31,108
   Decrease in research and development grants receivable
   Decrease (increase) in inventory  332,889     177,722
   Increase (decrease) in accounts payable and accrued
liabilities       (193,509)    (46,118)
Increase (decrease) in prepaid
 expenses/other                        1,201     (13,453)
        (215,450)   (162,946)
Investing Activities

Disposal (purchase) of capital assets  -           -
Advances to related parties       92,736     108,954
                 92,736     108,954
Financing Activities

Deferred financing costs
Increase (decrease) in bank indebtedness(40,194)    12,554
Shares and warrants issued, net of issue costs-       -
Loan from related parties   85,632     54,807
Issuance of convertible debentures          -         -
             45,438     67,361
Effect of exchange rate change on cash  14,917    (12,034)

Net increase (decrease) in cash
 during the period                      (62,359)     1,335
Cash and cash equivalents,
 beginning of the period                 69,576     18,048

Cash and cash equivalents,
 end of the period                  7,217      19,383

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

4.   Capital Assets

Capital assets consist of: December 31, 2001     December 31, 2002
       Accumulated   Accumulated
      Cost   Amortization    Cost  Amortization

Machinery, plant &
computer equipment      1,646,001 1,489,951   1,648,168  1,537,731
Furniture and fixtures    91,395    78,433      91,395     81,026
Prototypes and jigs   239,494   154,198     239,494    165,573
Land      45,806      -        45,806       -
Building under
construction              298,785      -       299,221   -
          2,321,481  1,722,582   2,324,084  1,784,330
Net book value               598,899         539,754

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
                                                   Page 9