Form 10QSB/A
period 2002-12-31
WIDECOM GROUP INC
filed 2003-03-05
CIK 922023

The WideCom Group Inc.

Consolidated Financial Statements (Unaudited)
For the quarters ended December 31, 2002 and 2001

Together with Review Engagement Report

TABLE OF CONTENTS

Review Engagement Report     3

Consolidated Balance Sheets     4

Consolidated Statements of Operations    5

Consolidated Statements of Cash Flows    6

Notes to Consolidated Financial Statements   7- 9

        Z A F A R H U S A I N S I D D I Q U I
        C H A R T E R E D    A C C O U N T A N T

        2  Robert Speck Pkwy, Suite 750
        Mississauga, Ontario L4Z 1H8
        Phone: (905) 677-7777
        Fax: (905) 272-5333

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT

        To the Board of Directors of
        The WideCom Group Inc.

 I have reviewed the accompanying consolidated Balance Sheet of The
 WideCom Group Inc. (incorporated in Ontario, Canada) as of December
 31, 2002, and the related consolidated statements of operations and cash flows for the period then ended. These consolidated
 financial statements are the responsibility of the company's management.

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

 Substantial doubts existed, especially in view of a negative net equity as at December 31,2002, as well as on the date of this report, as to the
 Company's ability to continue to meet its obligations and commitments and also with regards to its ability to continue to generate sufficient amounts of cash flows from its operations to maintain its solvency for a reasonable period  of time without continued, substantial financial support from the personal resources of two of its directors and one key employee who is very closely related to those two directors.
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
 March 03, 2003    Chartered Accountant.

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

                                       THE WIDECOM GROUP INC.

March 03, 2003                            /s/ Suneet S. Tuli
- - ------------------                      ----------------------
Date                                      Suneet S. Tuli,
                                          Executive Vice President

March 03, 2003                            /s/Raja S. Tuli
- - ------------------                      ----------------------
Date                                      President, C.E.O