Form 10KSB
period 2003-03-31
WIDECOM GROUP INC
filed 2003-07-16
CIK 922023

THE WIDECOM GROUP INC.

   Consolidated Financial Statements
   For the years ended March 31, 2002 and 2003
   Together with the Report of Independent  Auditors

    TABLE OF CONTENTS

Consolidated Balance Sheets       4

Consolidated Statements of Operations      5

Consolidated Statements of Stockholders' Equity     6

Consolidated Statements of Cash Flows      7

Notes to Consolidated Financial Statements     8 to 17

The WideCom Group Inc.
Consolidated Balance Sheets
(in United States dollars)

"March, 31 "     2002  2003
Current Assets    Notes
Cash and cash equivalents   18,048         5,421
Accounts receivable    1      232,454       135,746
Inventory    2      534,042       260,569
Prepaid expenses           21,489        13,886
Advances to related parties 3, 6(b)        237,258    -
Deferred financing costs      961    -

Total Current Assets        1,044,252       415,623

Capital Assets     4      582,439        526,821

Total Assets         1,626,691        942,444

Liabilities & Stockholders' Equity

Current Liabilities
Bank indebtedness   7       99,735       141,411
Accounts payable & accrued liabilities 8      480,952        503,095
Loans from related parties  3      803,811     1,081,209
Convertible debentures   9      181,841       197,954

Total Current Liabilities       1,566,339      1,923,669

Stockholders' Equity   10

Common shares
5,000,000*  shares authorized of no par value
2,633,585*  shares issued and outstanding
            on March 31, 2001
2,633,585*  shares issued and outstanding
            on March 31, 2002

          14,711,179     14,711,179
Contributed surplus    159,825        159,825
Deficit         (14,028,334)   (15,084,164)
Cumulative other comprehensive loss 11     (782,318)      (768,065)
                                             -----------   ------------
              60,352       (981,225)
                                             -----------   ------------
Total Liabilities & Stockholders' Equity      1,626,691        942,444

      *  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.
The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)

For the years ended March 31  2001          2002        2003

Revenue
    Product sales   1,581,791    610,429       538,035

Cost of Sales
  Cost of products sold     522,876    122,568  155,842
  Amortization      215,603    118,966   55,619
                                        ----------        ---------      ---------
       738,479    241,534  211,461

Gross Profit      843,312    368,895  326,574

Expenses
    Research and development    130,719    280,670  529,859
    Selling, general & administrative 1,284,242          461,972  788,303
    Interest and bank charges     58,547     11,176    5,480
    Interest earned      (2,597)       (405)     (393)
    Management fees & salaries    258,090    107,285   56,301
    Foreign exchange loss (gain)      -            (58,250)    2,854

Total Expenses    1,729,001    802,448     1,382,404

Operating loss     (885,689)   (433,553)   (1,055,830)

Equity in loss of affiliate   (156,725)   (159,193)     -

Net loss for the year         (1,042,414)   (592,746)   (1,055,830)

Loss per common share, basic
       and diluted  10(f)     (0.40)     (0.23)        (0.41)

Weighted average number of
shares outstanding*   2,591,418  2,591,418     2,591,418

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

The WideCom Group Inc.
Consolidated Statements of Stockholders' Equity
(in United States dollars)

For the years ended March 31, 2001, 2002 and 2003
                                                             Other         Total
                            Common Contributed    Comp.         Stockholder
                            Shares Surplus       Deficit   Loss         Equity

Balance, March 31, 1999    13,577,841 159,825     (10,892,334) (538,009) 2,307,323

Class action settlement
      (54,719)         75,239     -           -      -            75,239
Shares issued on private
   placement (5,000)  5,000     -           -      -             5,000
Share issuance for corporate
   indebtedness (61,618)      123,236     -           -      -           123,236
Class action settlement
   (18,748)         65,618       -           -      -            65,618
Shares issued on private
  placement (337,500)
  - net of issuance costs     630,000       -           -      -           630,000
Conversion of convertible
  debentures (21,310)         203,777       -           -      -           203,777
Shares issued for
    legal fees (13,500)        20,250     -           -      -            20,250
Warrant exercise (2,190)        2,628     -           -      -             2,628
Net loss for the year    -     -     (1,500,840)      -        (1,500,840)
Foreign currency translation
    adjustment     -     -           -   (65,480)   (65,480)

-------------------------------------------------------------------------------------------
Balance, March 31, 2000    14,703,589  159,825   (12,393,174)  (603,489) 1,866,751

Shares issued to Societe Innovatech
   du Grand Montreal (50,600)  7,590                                                7,590
Net loss for the year        (1,042,414)                (1,042,414)
Foreign currency translation
   adjustment        (160,791)  (160,791)

-------------------------------------------------------------------------------------------
Balance, March 31, 2001    14,711,179  159,825   (13,435,588)  (764,280)  (671,136)

Net loss for the year          (592,746)           (592,746)
Foreign currency translation
    adjustment         (18,038)   (18,038)

------------------------------------------------------------------------------------------
Balance, March 31, 2002    14,711,179  159,825   (14,028,334)  (782,318)   (60,352)

Net loss for the year        (1,055,830)         (1,055,830)
Foreign currency translation
   adjustment         (14,253)   (14,253)

------------------------------------------------------------------------------------------
Balance, March 31, 2003    14,711,179  159,82    (15,084,164)  (768,065)

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

For the years ended March 31   2001          2002      2003 ------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating Activities
Loss for the year    (1,042,414)     (592,746)    (1,055,830)

(Add (deduct) items not requiring a cash outlay)
   Amortization        215,603  118,966  55,619
   Foreign exchange loss (gain)        -          (58,250)   2,854
   Share issued to settle lawsuits and corporate
       indebtedness
   Equity in loss of affiliate      156,725  159,193     -

Net changes in non-cash
   Working capital balances related to operations:
    Decrease (increase) in accounts receivable    140,697  211,343  96,708
    Decrease (increase) in inventory     166,024  209,517 273,473
    Increase (decrease) in accounts
      payable and accrued liabilities     (43,809) (281,685)      (100,599)
   Increase in prepaid expenses          577   (1,427)   7,603
------------------------------------------------------------------------------------------
        (406,597) (235,089)      (720,172)

Investing Activities

 Disposal (purchase) of capital assets     254,580   (2,167)    -
 Advances to related parties      (52,187)   59,812 237,258

Financing Activities

 Increase (decrease) in bank indebtedness     (9,166)  (70,564)  41,676
 Shares and warrants issued, net of issue costs      7,590     -            -
 Loan from related parties      262,786  158,326 400,140
 Issuance of convertible debentures         -      -             -
------------------------------------------------------------------------------------------
         261,210   87,762 441,816

Effect of exchange rate change on cash       1,256   38,154  28,471

Net increase (decrease) in cash during the year     58,262  (51,528) (12,627)

Cash and cash equivalents, beginning of year        11,314   69,576  18,048

Cash and cash equivalents, end of year      69,576   18,048   5,421
------------------------------------------------------------------------------------------

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

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

Inventory   Inventory is valued at the lower of cost, determined on a first -
                                in first-out basis, and market value.  Market value for raw material is defined as the replacement cost and for finished goods as the net realizable value.

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

March 31, 2002 and 2003
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

Revenue Recognition  Revenue from product sales is recognized once goods have been invoiced, delivered and paid for, whereafter title passes on to the customer who has no automatic right of returning the product.

Stock Based Compensation SFAS No. 123, "Accounting for Stock-Based Compensation"
    encourages, but does not require, companies to record
    compensation costs for stock-based employee compensation
    plans at fair value.  The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25.
    Accounting for Stock Issued to Employees", and related
    interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.  See Note
    10 (d) for a summary of the pro forma net loss per share
    determined as if the Company had applied SFAS No. 123.

Deferred Financing Charges Deferred financing charges are amortized on a straight-line basis over three years.

Foreign Currency Translation Balances of the Company denominated in foreign currencies and the accounts of the foreign subsidiary are translated into the functional currency as follows:

    (I) all assets & liabilities expect for capital at year end                                          rates;
    (ii)capital at historic rates;

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

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

Concentrations of Credit Risk  The Company's receivables are unsecured and are generally and Business Concentration due in 30 days.  Currently the Company's customers are primarily local, national and international users of wide format document management systems.  The Company's receivables
    do not represent significant concentrations of credit risk as at
    March 31, 2003 due to the wide variety of customers, markets and geographic areas to which the Company's products are
    sold.

Fair Value of Financial  The carrying amounts of financial instruments of the Company,
    Instruments   including cash and cash equivalents, accounts receivable,
    bank indebtedness, accounts payable, and convertible
    debentures approximate fair value because of their short
    maturity.  The fair value of advances to related parties cannot be readily determined because of the nature of their terms.

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

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

1.   Accounts Receivable

     Accounts receivable consists of:   2002         2003

 Trade receivables    482,190         135,746
 Less:  Allowance for doubtful accounts  249,736            -

              232,454         135,746

2.   Inventory

        Inventory consists of:    2002         2003

 Raw material     319,831         138,231
 Work-in-progress     22,347          18,337
 Product under Development*    52,392          74,615
 Finished goods     139,472          29,386

3.   Advances to/Loans from Related Parties

        (a) Advances to related parties  2002         2003
         3294340 Canada Inc.    237,258           -

 Advances to related parties are non-interest bearing with no fixed repayment terms.

 Advances made in prior years to the above-named company have been offset against a monthly fee of $30,000 charged, beginning April 1, 2002, by that company for technical
 support provided to The WideCom Group. Technical services fees exceeding the balance   owed by 3294340 Canada as at March 31, 2002 has been classified as accrued liabilities.
        (b) Loans and advances from related parties

 Non-interest bearing advances to the Company as short-term loans in order to assist in certain working capital requirements.
              2002          2003

 3294340 Canada Inc.  (I)     -            62,190
 Directors and officers (II)   803,811         1,019,019

 (I) This represents The WideCom Group's contractual obligation to 3294340 Canada Inc. to pay a royalty computed at one half percent of the gross revenue of WideCom since the the beginning of 1996.

 (II) These include company's expenses paid for by the directors/officers, cash injected,              as well as management salaries not yet fully paid.
        (c) Transactions with executive officers, the principal stockholders and directors during             the year were as follows:
                 2002          2003
 Management fees and salaries    107,285           56,301

The WideCom Group Inc.          Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

4.   Capital Assets
        Capital assets consist of:       2002                      2003                                  Accumulated  Accumulated
     Cost      Amortization    Cost Amortization

 Machinery,plant
           & computer equipment  1,648,168    1,508,632      1,648,168 1,546,014
 Furniture and fixtures     91,395 79,301         91,395    81,544
 Prototypes and jigs    239,494      153,276        239,494   169,269
 Land       45,806   -         45,806       -
 Building under construction   298,785   -        298,785       -

     2,323,648    1,741,209      2,323,648 1,796,827
 Net book value                  582,439            526,821

5.   Investment in Affiliate

 During the year ended March 31, 2003, the company surrendered its stockholdings  to the
 Treasury of 3294340 Canada Inc. with a request to cancel the share certificates.

 As at the balance sheet date, the Company did not consider 3294340 Canada Inc. to be its subsidiary any longer and it abandoned all its equity claims in that entity.

6.   Bank Indebtedness

     (a)The Company has an operating line of credit available for approximately $200,000 which bears interest at prime plus 0.75%, is due on demand, and is secured by a general security agreement over all Company assets except real property.  As at March 31, 2003 approximately $141,411($99,735 in 2002) was utilized.

     (b)In February 2002, Royal Bank of Canada (RBC) served through its attorneys a notice upon the Company demanding immediate repayment of the outstanding debt.

 Management expects to be able to finalize an arrangement  with RBC in the near future.

7.   Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of: 2002          2003

 Trade accounts payable     239,229   127,167
 Wages and employee deductions payable    44,876         188,417
 Accrued liabilities     102,572         175,511
 Accrued litigation costs     94,275          12,000

 A key executive employee, related to two directors of the Company, has registered, in
 Province of Ontario, Canada, a floating security on the company's non-real-estate         property.

9.   Convertible Debentures     2002          2003

 12% Convertible debentures    181,841          197,954

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

March 31, 2002 and 2003

9.   Convertible Debentures Cont'd

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
 (iv)  During 1998, $50,000 of convertible debentures ( see Note 9 ) were converted into
 14,742* common shares.  The debentures were converted based on a conversion price of $0.8479 that represents the average of the closing bid share price of 20 days prior to the conversion.  The Company also incurred $10,000 of issuance cost relating to the conversion of the debentures.
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
 (vii)  During the forth quarter of fiscal 1999, the Company's stockholders approved the acquisition of Diprin Inc, a corporate entity wholly owned by a principal of the company in exchange for the issuance of 125,000* common shares.
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
 (ix)In April, 1998, an additional $50,000 of convertible debentures ( see Note 9 ) were converted into 17,213* common shares.  The debentures were converted based on a

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

10.   Share Capital cont'd

 conversion price of $0.7262 that represents the average of the closing bid share price         for the twenty days preceding the conversion.  The Company incurred $15,000 in further issuance costs related to this conversion of the debenture.
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

        (c)  Warrants

 As at March 31, 2003, the Company had 929,762 issued and outstanding warrants.  The warrants are exercisable at prices ranging from $1.20 to $34.00 with expiry dates between 1999 and 2009.

        (d)  Loss per Common Share

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

March 31, 2002 and 2003

10.   Share Capital cont'd

 The weighted average number of common shares used in calculating earnings per common share (after retroactive application of the reverse stock split in 1999) is as follows:
            2001    2002        2003

 Shares outstanding at year end*        2,633,585   2,633,585   2,633,585
 Weighted average shares outstanding*   2,591,418   2,591,418   2,591,418

11.   Cumulative Other Comprehensive Loss

 The Company has adopted SFAS No. 130, " Reporting comprehensive income " as of
 January 1, 1998 which requires new standards for reporting and display of comprehen-
 sive income and its components in the consolidated financial statements.  However, it does not affect net income or total stockholder's equity.

 The components of comprehensive loss are as follows:

            2001    2002        2003

 Net loss          (1,042,414) (592,746)   (1,055,830)
 Other comprehensive loss & foreign
    currency translation adjustments (160,791)   (18,038)     14253
 Comprehensive loss         (1,203,205) (610,784)   (1,041,577)

 The components of accumulated other comprehensive loss are as follows:

 Accumulated other translation loss March 31, 1998  (257,613)
 Foreign currency translation adjustment for the year ended
      March 31, 1999      (280,396)
 Accumulated other translation loss March 31, 1999  (538,009)
 Foreign currency translation adjustment for the year ended
     March 31, 2000       (65,480)
 Accumulated other translation loss March 31, 2000  (603,489)
 Foreign currency translation adjustment for the year ended         March 31, 2001      (160,791)
 Accumulated other translation loss March 31, 2001  (764,280)
 Foreign currency translation adjustment for the year ended
     March 31, 2002       (18,038)
 Accumulated other translation loss March 31, 2002        (782,318)
 Foreign currency translation adjustment for the year ended
     March 31, 2003        14,253
 Accumulated other translation loss March 31, 2003  (768,065)

12.   Income Taxes

        (b) The Company has net operating loss carryforwards to reduce federal taxable income of approximately $8,143,157 which expire in 2004 through 2010.  The Company has net operating loss carryforwards available to reduce Ontario taxable income of approx-
 imately $10,187,432 which expire during the years 2004 through 2010.  The potential tax benefits of these losses have not been recognized in these consolidated financial statements.

 The Company has share issue costs amounting to $2,800,000, which are deductible against taxable income.  When realized, the benefits will be recorded as a capital transaction.

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

13.   Segmented Information

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

             Canada  India     Intercompany Total
 Year ended March 31, 2001"
 Revenue           1,465,283 395,342      (276,237)       1,584,388
 Net loss         (1,093,988)     (174,278)      225,852      (1,042,414)
 Identifiable assets  3,014,456     1,270,768     1,851,768)       2,433,456
 Year ended March 31, 2002         (581,000)
 Revenue             469,964 411,788      (270,918)         610,834
 Net loss    (232,995)     (396,883)       37,132        (592,746)
 Identifiable assets  2,534,909     1,002,024    (1,910,242)      (1,626,691)
 Year ended March 31, 2003"         (908,218)
 Revenue             490,513 202,352      (154,830)         538,035
 Net loss    (928,386)     (224,171)       96,727      (1,055,830)
 Identifiable assets    901,223     1,187,122    (1,145,902)         942,443

           (b)  The breakdown of sales by geographic region is as follows:
     2001      2002 2003

 Canada     152,630      58,464  70,244
 United States   722,943     295,702 287,173
 Middle East    173,587      60,954 118,599
 Asia    364,700     117,248  47,522
 Europe    167,931      78,061    -
 South Africa      -         -  14,497
     1,581,791   610,429 538,035

           (c)  The breakdown of sales by geographic region is as follows:
           In 2000, approximately 27.7% of the Company's product sales were made through five
 distributors, with the largest representing approximately 14.3%.For the year ended March         31, 2001, approximately 26% of the Company's product sales were made through  five distributors, with the largest representing approximately 15%. During the year  ended
 March 31, 2002, approximately 32% of the Company's product sales were made through five distributors, with the largest representing approximately 18%. During the yaer ended
 March 31, 2003, approximately 29% of the Company's product sales were made through five distributors, with the largest representing approximately 14.6%.

         (d)  Information with respect to revenues earned by country or by product are not               readily available.  Management reviews only the information set out in (a) above.

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

14. Commitments and contingencies

        (a)  In the prior year the Company had been served with a claim, with respect to a breach         of contract regarding the Company's rights under two specific joint venture and                 development agreements to use and distribute various iterations of software components           allegedly the sole property of the claimant.  The action claimed  damages for breach of          contract
 along with copyright and trademark infringement.  The claim sought a total of $15.85 million in damages and was in progressed in the Province of Ontario. Subsequent to
 the balance sheet date, the claim has been settled for CDN $ 5,000 in cash and 100,000           shares in the Company. These shares are yet to be issued.

 Several other claims against the Company are in various stages of litigation.  In management's opinion, these claims are not material and accordingly no provision has been made in the consolidated financial statements.

 Loss, if any, on the above claims will be recorded when settlement is probable and the amount of the settlement is estimable.

        (b)The Company's wholly owned subsidiary, Indo WideCom International Ltd., in India, has
 not met export obligations for the fiscal year which may result in additional customs            duty
 levied by the authorities in India.  As at year end, this amount was not determinable.