Form 10KSB/A
period 2003-03-31
WIDECOM GROUP INC
filed 2003-07-28
CIK 922023

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

Subsequent to the balance sheet date, a court in the United States of America held the Company liable to pay damages to an individual, amounting to $593,000. The Company is filing a petition for retrial.
The potential effect of this judgement has not been ascertained or incorporated in these financial statements as management is confident of a favorable outcome from the retrial.

Substantial doubts exist as to the Company's ability to generate sufficient cash flows from operations in order to continue to meet its obligations and commitments without the continuing financial support from its major shareholders.

In my opinion,  except for the adjustments to the financial statements or notes thereto, as might have been determined to be necessary had it been concluded that the Company did not have a strong enough case for expecting a favorable outcome from the ensuing retrial, and subject to continued financial support from the Company's major shareholders, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of The WideCom Group
Inc. as of  March 31, 2002 and 2003 and the results of its operations and its cash flows for the years ended March 31, 2002 and 2003, in conformity with generally accepted accounting principles in the United
States of America.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

Mississauga, Ontario
July 14, 2003

Zafar Hussain Siddiqui
CHARTERED ACCOUNTANT

The WideCom Group Inc.
Consolidated Balance Sheets
(in United States dollars)

"March, 31 "     2002  2003
Current Assets    Notes
Cash and cash equivalents   18,048         5,421
Accounts receivable    1      232,454       135,746
Inventory    2      534,042       146,807
Prepaid expenses           21,489        13,886
Advances to related parties 3, 6(b)        237,258    -
Deferred financing costs      961    -

Total Current Assets        1,044,252       301,860

Capital Assets     4      582,439        526,821

Total Assets         1,626,691        828,681

Liabilities & Stockholders' Equity

Current Liabilities
Bank indebtedness   7       99,735       141,411
Accounts payable & accrued liabilities 8      480,952        528,095
Loans from related parties  3      803,811     1,081,209
Convertible debentures   9      181,841       197,954

Total Current Liabilities       1,566,339      1,948,669

Stockholders' Equity   10

Common shares
5,000,000*  shares authorized of no par value
2,633,585*  shares issued and outstanding
            on March 31, 2001
2,633,585*  shares issued and outstanding
            on March 31, 2002

          14,711,179     14,711,179
Contributed surplus    159,825        159,825
Deficit         (14,028,334)   (15,222,927)
Cumulative other comprehensive loss 11     (782,318)      (768,065)
                                             -----------   ------------
              60,352     (1,119,988)
                                             -----------   ------------
Total Liabilities & Stockholders' Equity      1,626,691        828,681

      *  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.
The accompanying notes are an integral part of the consolidated financial statements.

The WideCom Group Inc.
Consolidated Statements of Operations
(in United States dollars)

For the years ended March 31  2001          2002        2003

Revenue
    Product sales   1,581,791    610,429       538,035

Cost of Sales
  Cost of products sold     522,876    122,568  155,842
  Amortization      215,603    118,966   55,619
                                        ----------        ---------      ---------
       738,479    241,534  211,461

Gross Profit      843,312    368,895  326,574

Expenses
    Research and development    130,719    280,670  529,859
    Selling, general & administrative 1,284,242          461,972  927,066
    Interest and bank charges     58,547     11,176    5,480
    Interest earned      (2,597)       (405)     (393)
    Management fees & salaries    258,090    107,285   56,301
    Foreign exchange loss (gain)      -            (58,250)    2,854

Total Expenses    1,729,001    802,448     1,521,167

Operating loss     (885,689)   (433,553)   (1,194,593)

Equity in loss of affiliate   (156,725)   (159,193)     -

Net loss for the year         (1,042,414)   (592,746)   (1,194,593)

Loss per common share, basic
       and diluted  10(f)     (0.40)     (0.23)        (0.46)

Weighted average number of
shares outstanding*   2,591,418  2,591,418     2,591,418

*  Adjusted for reverse split of Company's Stock (1:4) on January 29, 1999.

The WideCom Group Inc.
Consolidated Statements of Stockholders' Equity
(in United States dollars)

For the years ended March 31, 2001, 2002 and 2003
                                                             Other         Total
                            Common Contributed    Comp.         Stockholder
                            Shares Surplus       Deficit   Loss         Equity

Balance, March 31, 1999    13,577,841 159,825     (10,892,334) (538,009) 2,307,323

Class action settlement
      (54,719)         75,239     -           -      -            75,239
Shares issued on private
   placement (5,000)  5,000     -           -      -             5,000
Share issuance for corporate
   indebtedness (61,618)      123,236     -           -      -           123,236
Class action settlement
   (18,748)         65,618       -           -      -            65,618
Shares issued on private
  placement (337,500)
  - net of issuance costs     630,000       -           -      -           630,000
Conversion of convertible
  debentures (21,310)         203,777       -           -      -           203,777
Shares issued for
    legal fees (13,500)        20,250     -           -      -            20,250
Warrant exercise (2,190)        2,628     -           -      -             2,628
Net loss for the year    -     -     (1,500,840)      -        (1,500,840)
Foreign currency translation
    adjustment     -     -           -   (65,480)   (65,480)

-------------------------------------------------------------------------------------------
Balance, March 31, 2000    14,703,589  159,825   (12,393,174)  (603,489) 1,866,751

Shares issued to Societe Innovatech
   du Grand Montreal (50,600)  7,590                                                7,590
Net loss for the year        (1,042,414)                (1,042,414)
Foreign currency translation
   adjustment        (160,791)  (160,791)

-------------------------------------------------------------------------------------------
Balance, March 31, 2001    14,711,179  159,825   (13,435,588)  (764,280)  (671,136)

Net loss for the year          (592,746)           (592,746)
Foreign currency translation
    adjustment         (18,038)   (18,038)

------------------------------------------------------------------------------------------
Balance, March 31, 2002    14,711,179  159,825   (14,028,334)  (782,318)   (60,352)

Net loss for the year        (1,194,593)         (1,194,593)
Foreign currency translation
   adjustment         (14,253)   (14,253)

------------------------------------------------------------------------------------------
Balance, March 31, 2003    14,711,179  159,825   (15,222,927)  (768,065) (1,119,988)

The WideCom Group Inc.
Consolidated Statements of Cash Flows
(in United States dollars)

For the years ended March 31   2001          2002      2003
------------------------------------------------------------------------------------------

Cash provided by (used in)

Operating Activities
Loss for the year    (1,042,414)     (592,746)    (1,194,593)

(Add (deduct) items not requiring a cash outlay)
   Amortization        215,603  118,966  55,619
   Foreign exchange loss (gain)        -          (58,250)   2,854
   Share issued to settle lawsuits and corporate
       indebtedness
   Equity in loss of affiliate      156,725  159,193     -

Net changes in non-cash
   Working capital balances related to operations:
    Decrease (increase) in accounts receivable    140,697  211,343  96,708
    Decrease (increase) in inventory     166,024  209,517 387,235
    Increase (decrease) in accounts
      payable and accrued liabilities     (43,809) (281,685)        47,143
   Increase in prepaid expenses          577   (1,427)   7,603
------------------------------------------------------------------------------------------
        (406,597) (235,089)      (597,431)

Investing Activities

 Disposal (purchase) of capital assets     254,580   (2,167)    -
 Advances to related parties      (52,187)   59,812 237,258

Financing Activities

 Increase (decrease) in bank indebtedness     (9,166)  (70,564)  41,676
 Shares and warrants issued, net of issue costs      7,590     -            -
 Loan from related parties      262,786  158,326 277,398
 Issuance of convertible debentures         -      -             -
------------------------------------------------------------------------------------------
         261,210   87,762 319,074

Effect of exchange rate change on cash       1,256   38,154  28,471

Net increase (decrease) in cash during the year     58,262  (51,528) (12,627)

Cash and cash equivalents, beginning of year        11,314   69,576  18,048

Cash and cash equivalents, end of year      69,576   18,048   5,421
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

Basis of Financial Statements The accompanying consolidated financial statements are stated
    in United States dollars, "the reporting currency". The transac-
    tions of the Company have been recorded during the year in
    Canadian dollars, "the functional currency".  The translation of
    Canadian dollars into United States dollars amounts have been made at the year end exchange rates for revenues, expenses, gains and losses.  Translation adjustments to reporting currency are included in equity as "cumulative other comprehensive
    loss" (see Note 10).

    The consolidated financial statements reflect retroactively a reverse stock split occurring during 1999 (see Note 9).

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

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

1.   Accounts Receivable

     Accounts receivable consists of:   2002         2003

 Trade receivables    482,190         135,746
 Less:  Allowance for doubtful accounts  249,736            -

              232,454         135,746

2.   Inventory

        Inventory consists of:    2002         2003

 Raw material     319,831          94,376
 Work-in-progress     22,347           5,705
 Product under Development*    52,392          26,067
 Finished goods     139,472          20,659
       -------          ------
       534,042  146,807

3.   Advances to/Loans from Related Parties

        (a) Advances to related parties  2002         2003
         3294340 Canada Inc.    237,258           -

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

 Management expects to be able to finalize an arrangement  with RBC in the near future.

7.   Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consist of: 2002          2003

 Trade accounts payable     239,229   127,167
 Wages and employee deductions payable    44,876         188,417
 Accrued liabilities     102,572         200,511
 Accrued litigation costs     94,275          12,000
        -------   ----------
        480,952  528,095

 A key executive employee, related to two directors of the Company, has registered, in
 Province of Ontario, Canada, a floating security on the company's non-real-estate property.

8.   Convertible Debentures     2002          2003

 12% Convertible debentures    181,841          197,954

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

8.   Convertible Debentures Cont'd

 March 31, 2000, the Company issued the remaining one-half unit comprising of 5,000 common shares ( see Note 10(b)(x)) and a three-year 12% convertible subordinated note in the amount of $10,000.

 The Company is presently in default on the interest payments on the 12% convertible debentures.  The consequences of this default has not been determined.

9.    Share Capital

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

The WideCom Group Inc.
Notes to Consolidated Financial Statements
(in United States dollars)

March 31, 2002 and 2003

09.   Share Capital cont'd

 conversion price of $0.7262 that represents the average of the closing bid share price for the twenty days preceding the conversion.  The Company incurred $15,000 in further issuance costs related to this conversion of the debenture.
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

10.   Cumulative Other Comprehensive Loss

 The Company has adopted SFAS No. 130, " Reporting comprehensive income " as of
 January 1, 1998 which requires new standards for reporting and display of comprehen-
 sive income and its components in the consolidated financial statements.  However, it does not affect net income or total stockholder's equity.

 The components of comprehensive loss are as follows:

            2001    2002        2003

 Net loss          (1,042,414) (592,746)   (1,194,593)
 Other comprehensive loss & foreign
    currency translation adjustments (160,791)   (18,038)     14,253
 Comprehensive loss         (1,203,205) (610,784)   (1,180,340)

 The components of accumulated other comprehensive loss are as follows:

 Accumulated other translation loss March 31, 1998  (257,613)
 Foreign currency translation adjustment for the year ended
      March 31, 1999      (280,396)
 Accumulated other translation loss March 31, 1999  (538,009)
 Foreign currency translation adjustment for the year ended
     March 31, 2000       (65,480)
 Accumulated other translation loss March 31, 2000  (603,489)
 Foreign currency translation adjustment for the year ended
 March 31, 2001     (160,791)
 Accumulated other translation loss March 31, 2001  (764,280)
 Foreign currency translation adjustment for the year ended
     March 31, 2002       (18,038)
 Accumulated other translation loss March 31, 2002        (782,318)
 Foreign currency translation adjustment for the year ended
     March 31, 2003        14,253
 Accumulated other translation loss March 31, 2003  (768,065)

11.   Income Taxes

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

12.   Segmented Information

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

14. Subsequent to the balance sheet date, on July 1, 2003, the Company was handed over a judgement by the Superior Court of the State of Rhode Island, USA. The
 judgement requires the Company to pay damages amounting to $ 593,414.50 to the plaitiff who dealt with certain individuals who he claimed were acting as the Company's apparent agents. The Company believes they acted in their individual capacities and it is currently in the process of preparing its case for requesting a retrial.