Form 10KSB/A
period 2003-03-31
WIDECOM GROUP INC
filed 2003-07-28
CIK 922023

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

       Annual Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended March 31, 2003.

                       COMMISSION FILE NUMBER 1-13588

                           THE WIDECOM GROUP INC.
           (Exact Name of Registrant as specified in its Charter)

        ONTARIO, CANADA                           98-0139939
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

  1445 Bonhill Road
      Mississauga, ONTARIO, CANADA                        L5T 1V3
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [X]
                             -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing sale price of Widecom's common stock on the OTC as of March 31, 2003 was approximately $ 26,335.

The number of shares outstanding of Widecom's common stock on March 31,
2003 was 2,633,585 shares.

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
- -----------------------------------

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

We do not maintain general business and products liability insurance.
We do not maintain directors and officers liability insurance.

To date we have limited revenue from operations, significant losses and have a significant deficit.

The Company's Common Stock was delisted from the Nasdaq Small Cap Market effective the close of business April 10, 2001 for failure to meet certain minimum net tangible asset requirements.. The stock continues to trade on the
OTC Bulletin Board

Products

Widecom SLC936-C Color Scanner

The SLC936-C is a wide format scanner capable of scanning documents up to 36" wide. Our 24 bit scanners are available in color and
monochrome models and offer Small Computer System Interfacing with personal computers to enable the user to scan images into the personal computer for display, editing and archiving. First
generation scanners were able to process monochromatic images only.
The second-generation SLC436-C, introduced in May 1996, represented our first low-cost wide format color scanner capable of scanning
36" by 48" documents at a resolution of 400 dpi in under thirty seconds for monochrome images, and under eight minutes for full color images.

The new SLC936-C and SLC936+ monochrome scanner were introduced in late 1998 and possess resolution capabilities of up to 9600 dpi.
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

Traditional document scanners employ camera based lenses that are only capable of scanning documents up to 12" wide. Traditional wide format scanners employ multiple camera lenses to capture portions of a document's image and integrate the images to reproduce a wide format document. The reproduced document can be distorted by camera-based scanners, particularly at the edges, and misaligned at the center as a result of the use of multiple lenses, thereby limiting the reliability and usefulness of the reproduced document. We believe that our software and exclusive scanner technology, which enable a single scanner head to come in contact with the paper, enable our products to scan and produce documents with vastly improved clarity and accuracy.

SLC1036

We have adopted a vertical orientation in our products to facilitate a greater spectrum of end user preferences and increase our market share.
During the previous years, we introduced the SLC1036; a more advanced model of our color scanner that is marketed along side our SLC936 product.
Capable of direct Scan-to-File and Scan-to-Print functions, the SLC1036 has throughput of over 4 inches per second at 400 dpi resolution. At the monochrome setting, the SLC1036 is capable of scanning a 36" x 48" monochrome image in less than 12 seconds. The SLC1036 is twice as fast on scans and output and is available for a 30%. premium in price over our 936 models and at less than half of the price of the next fastest competitor's scanner.
The resolution of our SLC1036 is up to 1000 dpi. This scanner also employs our exclusive technology that permits the scanner head to come into contact with the paper.

SLC972

During the previous years we announced our super wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to six feet wide (72 inches). We anticipate a significant performance and overall document capacity advantage over similar priced competitor models. We are now able to address all of the tiers in the large format market including automotive, aircraft and marine design applications.
The SLC972 has scanning resolutions of up to 900 dpi and is capable of direct interfacing with assorted application specific software and functions well with most thermal ink-jet printers/plotters.

SLC954

During the previous years we announced another ultra-wide format scanner, the SLC972, a color and monochrome scanner capable of handling documents up to four and -a-half feet wide (54 inches).

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

Plotter/Printer (WC 936P) & Modular Digital Multi-Functional Unit (WC 936 C/P)

We had developed and sold larger format printers and plotters and multi-functional copiers in the past. We have stopped production of these products, until next generation versions can be developed or engineered.

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

1.Generally, our distributor agreements are for a term of two to three years and grant the distributor the right to market our products within a specified territory during the term of the agreement.

We sell products to distributors at discounts when compared to end user price of the products. These discounts rarely exceed 40% of the list price and rarely approach 25%. For the years ended March 31, 2001,2002 and 2003 our five largest distributors accounted for approximately ,25.8% ,
32% and 20% respectively, of our overall product sales.

No single distributor represented more than 18% of our sales for our fiscal year ended March 31, 2002. During the years ended March 31, 2001,2002 and
2003, sales by distributors accounted for approximately  89.5%,
92.5% and 65% respectively, of our product sales.

A substantial portion of our sales has been made to foreign markets, primarily to Europe, the Middle East and Asia. The following table sets forth the amount of our sales by geographic region. Sales amounts are expressed both as a dollar amount and as a percentage of product sales for the indicated period:

REGIONAL SALES BREAKDOWN

                              YEAR ENDED MARCH 31,
             ---------------------------------------------------------
               2001                    2002      2003
               -----------------    ---------------   ----------------
REGION             AMOUNT    %      AMOUNT     %      AMOUNT        %
           - ------ ------    ---     ------    ---   ------     ---

United States    $722,943   45.7 $295,702   48.44  287,178 53.37
Middle East       173,587   11.0   60,954 9.99  118,603 22.04
Asia          364,700   23.1  117,248   19.21   47,526  8.85
Europe            167,931   10.6   78,061   12.79     --    --
Canada           152,630    9.6   58,464    9.57   70,248 13.05
South Africa    --  --  -- --  14,482  2.69
           ----------   -----  ----------  -----  ---------    -----
Total     $1,581,791  100.0    $610,429  100.0 538,035 100.0
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

We have licensed our trademarks, copyright
material and all of our technology relating to our scanner and plotter manufacturing technology and software to NovImage for research and development purposes. NovImage is attempting to develop improvements, modifications, additions or alterations to that Intellectual Property and to develop new products. In exchange for this license and the payment of a 0.5% royalty fee on net revenue, licensing revenue and net sales to sub-licensees,
NovImage granted us license, except for
the Province of Quebec, Canada. This license allows us to use improved scanner and plotter technology and software to manufacture, distribute, market and sell the improved scanner, plotter and software, and any new products developed by NovImage. NovImage retained these rights with respect to the Province of Quebec, Canada.

Employees

As of March 31, 2003, our North American operations had 8 full-time employees, including sales staff and administrative personnel. We also employ 89 people at a manufacturing facility in India and work with our wholly owned Indian subsidiary. Neither Widecom nor our subsidiary is a party to any labor agreements and none of our employees are represented by a labor union. At present, we believe our employee relations to be satisfactory.

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

Item 2. Description of Properties

In February 1996, we purchased property in the Noida Export Processing
Zone, a Free Trade Zone located near New Delhi, India. The purchase price was approximately $67,500 and we had started building a manufacturing facility the construction of which is stalled due to lack of funds. This partly constructed building has deteriorated in last few years and its value has deprecated.

We lease the following properties:

We have a sub-lease on month to month basis for an area of 750 sq. ft in
Mississauga and 7000 sq. ft in the Free Trade Zone. . The current annual rents are
$ 15,408 and $15,200, respectively. We also have basement facilities at 45, Rail Road,
Brampton, Ontario, Canada was leased for 3 yrs. The current annual rent for the said property is $4800.

Although we believe that our present facilities are adequate for our current level of operations, we will likely need to increase our manufacturing capabilities in the event of any substantial increase in demand for our products.

Item 3. Legal Proceedings

 An additional three shareholders have also commenced related litigation, alleging purchases of our securities from the previously noted two individuals, who are named as co-defendants. We have filed and received default judgments on our cross-claims against the two individual co-defendants. As the value of our common stock has decreased substantially in recent months, we may not be able to settle the outstanding suits through issuance of stock.  The 3 shareholder suits claim collectively almost $1 million. In July 2003, one of the above cases has been decided against Widecom for a sum of around one million dollars and the judgement is being appealed. Widecom do not have means to pay this judgement.

Yusen Air and Sea Services Inc has a judgement against Widecom for the amount of Cdn $ 25,151.46 and US $ 34,636.78. Widecom has no means of paying this judgement.

We had been served with legal papers claiming breach of contract less than two specific joint venture and development agreements to use and distribute various iterations of software components, which the claimant alleges was its sole property. The title of the action is Nexsys Consulting, Inc. and Tern
Solutions Group Corp. v. The Widecom Group, Inc. The claim
has been settled for a cash payment of Canadian $5,000 plus 100,000 shares.
Payment of Canadian $5,000 has been made.

Any significant litigation matter is set out in the contingent
Liabilities section of our annual financial statement.

We are also involved in a number of small litigation matters relating to disagreements with certain of our suppliers, which are currently pending and being handled by our counsel. These matters are neither significant nor material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during our
Fiscal year ended March 31, 2001, March 31, 2002 or March 31, 2003.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was de-listed from the Nasdaq Small Cap Market effective the close of business April 10, 2001, because the Company no longer met the requirements of net tangible assets.

The Company's common stock and warrants are quoted on the Nasdaq Bulleting
Board under the symbols "WIDE" and "WIDWF", respectively, and on the Boston
Stock Exchange under the symbols "WDE" and "WDEW". The table below represents the quarterly high and low closing prices for our common stock and warrants as reported through March 31, 2002.The prices listed in this table reflect quotations without adjustment for retail mark-ups, markdowns, or commissions. We have not paid any cash dividends since inception, and intend to retain earnings, if any, in the foreseeable future for use in our continued expansion. The approximate number of registered holders of record of our common stock and warrants at March 31, 2003 was 98 and 16. Our advisers firmly believe that the actual number of beneficial holders of our common stock and warrants is in excess of 500.

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
- -----------------------------------

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

During fiscal 2000, the board of directors approved a further private
Offering, in straight equity, of 325,000 of our common shares at
$2.00 per share that was fully subscribed. This offering provided for a maximum over- allotment of 12,500 additional shares that were also issued during fiscal 2000.

SELECTED FINANCIAL DATA
- -----------------------

STATEMENT OF EARNINGS DATA:

                                         YEAR ENDED MARCH 31,
                             ------------------------------------------
             2001            2002    2003
                 ----            ----            ----

Total Revenue                   $1,584,388    $610,834    538,428
Product Sales                    1,581,791     610,429        538,035
R & D grants                        nil          nil            nil
Total Expenses                   1,729,001     802,448 1,521,167
Net Earnings (Loss)             (1,042,414)   (592,746)    (1,194,593)
Net Earnings(loss)             (0.40)      (0.23)    (0.46)
Weighted average shares
 outstanding                     2,591,418   2,591,418 2,591,418

BALANCE SHEET DATA:

            MARCH 31,
       ----------------------------------------
     2001            2002  2003
     ----            ---            ----

Working Capital               (168,333)     (522,087)  (1,948,368)
Total Assets                 2,433,456     1,626,691     828,681
Total Liabilities            1,762,320     1,566,339         1,948,669
Retained earnings(deficit) (13,435,588)  (14,028,334)      (15,222,927)
Shareholders' equity           671,136        60,352  (1,119,988)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

OVERVIEW

Since inception, we have generated limited revenues from operations and
Have not yet achieved profitability. Our revenues are primarily derived from product sales that are recognized for accounting purposes when products are shipped.  We have limited revenue from operations, significant losses and have a significant deficit.  Due to limited cash resources, we have often relied on cash infusions from management to meet ongoing obligations.  There is no certainly that such access to funds will be available to us in the future.  In order to reduce our losses, we have significantly reduced Selling, General and Administrative costs.  We expect this to have a reduction on sales.

Widecom's Selling, General and Administration infrastructure was set up to service our full product line of monochrome and color scanners, monochrome and color printers and monochrome and color copiers.
Neither the color printer nor the color copier has yet been
commercialized and the latest monochrome printers and copiers had no impact on revenues. Although we anticipate a return to profitability upon the introduction of our full-extended product line, there is no assurance that we will be able to successfully develop and commercialize these products.

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

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002

Revenues for the year ended March 31, 2003 were $538,035, a 12% decrease, as compared to $610,834 for the year ended March 31, 2002. This decrease was attributable to a decrease in product sales. The adverse market conditions had been one of the major causes for the decrease in product sales.

Operating expenses for the year ended March 31, 2003 were $1,521,167, an increase of $718,719 as compared to the year ended March 31, 2002.
The increase in operation expenses, is primarily attributable to Research and
Development. Widecom also came out with 41" Scanner (SLC 941) during fiscal
2003. An increase of 70% in SG&A cost was primarily due to cost to meet ongoing obligations.

Amortization expense for the fiscal year ending March 31, 2003 was
$55,619 compared to $118,966 for the year ending March 31, 2002.
Management fees decreased from $107,285 for the year ending March 31,
2002 to $56,301 for the year ending March 31, 2003 as management was paid at reduced rates.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the acquisition of inventories and to meet operating expenses incurred in connection with the commercialization of our products. Until our initial public offering, we had satisfied our working capital requirements principally through the issuance of debt and equity securities, government sponsored research and development grants and reimbursement and cash flow from operations. At
March 31, 2003, we had working capital of $(1,948,368), as compared to $(522,087)
at March 31,2002.

In February 2002, the Royal Bank of Canada (RBC) served through its attorneys a notice upon the company demanding immediate repayment of the outstanding debt.
A few weeks later RBC accepted a settlement offer made by the Company's management. Subsequent to the Balance Sheet date, however, RBC reneged, and
Widecom threatened legal action against RBC for breach of contract. In response,
RBC agreed to consider Widecom's revised offer (a) to make an initial payment of
CAD$20,000 followed by a monthly payment of CAD$5000 until the entire amount has been settled, and (b) a personal guarantee of
CAD $20,000 by one of the executives of the Company.
As of the date of the audit report, the matter has remained
unresolved, pending an independent legal opinion from counsel for a member of the management to provide a personal guarantee and negotiations between the Company and the specific member of the management for consideration provided in return for the executive giving a personal guarantee.

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
Nasdaq

The Company's Common Stock was delisted from the Nasdaq Small Cap Market effective the close of business April 10, 2001 for failure to meet certain minimum net tangible asset requirements. The stock continued to trade on the OTC Bulletin Board.

ITEM 7. Financial Statements

The following financial statements of The WideCom Group Inc. are included:

      Report of Chartered Accountants;
      Consolidated Balance Sheets as of March 31, 2003, 2002;
      Consolidated Statements of Operations for the years ended March
31,2003,2002, 2001;
      Consolidated Statements of Stockholders' Equity for the years ended March 31, 2003, 2002,2001;
      Consolidated Statements of Cash Flows for the years ended March
31, 2003, 2002, 2001;
      Summary of Significant Accounting Policies; and
      Notes to Consolidated Financial Statements.

PART III

ITEM 9. Directors and Executive Officers of the Registrant and
Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers are as follows:

NAME                        AGE     POSITION

Willem J. Botha             65      Chief Financial Officer and Treasurer

Lt. Colonel K.C. Sharma     60      Director

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
Lt.Col. Sharma has a lengthy military background occupying several senior posts with significant levels of responsibility including strategic planning and public relations. Lt. Col. Sharma is proficient in government organizational and regulatory matters and since 1995 has run his own consulting company.  In his consulting practice he has assisted various ring organizations obtain governmental or other regulatory approval in setting up operations.

All directors hold office until
the next annual meeting of shareholders and the election and qualification of their successors.. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

None of our directors received any compensation for such services as a director during our year ended March 31, 2002. Directors who are
Widecom employees receive no compensation for serving on the Board of
Directors. Non-employee directors are reimbursed for their out-of-pocket expenses in attending Board meetings and a per diem.

Item 10. EXECUTIVE COMPENSATION

None of corporate officers earned in excess of $ 80,000 for the year ended March 31, 2003.

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

                                            Amount and
                                            Nature of            Percentage of
                                            Beneficial           Outstanding
Name and Address of Beneficial Owner (1)    Ownership (2)  Shares Owned
- ----------------------------------------    -------------        -------------

Raja S. Tuli                                540,437(3)            20.5%
Suneet S. Tuli                              222,207(4)             8.4
- --------------------
(1)  Unless otherwise indicated, the business address of each beneficial owner is 1445 Bonhill Road, Unit # 8, Ontario, Canada,L5T 1V3.
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
  None of them
have beneficial ownership over each others shares.
(3)  Includes (i) 50,000 Common Shares issuable upon exercise of currently exercisable options at a price of $4.00 per share and 12,500 shares $4.00 per share, and (ii) 8,125 shares owned by Diversified Investors Capital Services of
North America, Inc., a New York corporation,16,875 shares owned by Pyrotech
Limited, a Cayman Islands corporation, and 1,223 shares owned by Donald J. Schattle, respectively, as to which Mr. Tuli has voting rights pursuant to a exchange agreement. Also includes 40,810 shares held by RST Consulting Ltd.
(4)  Includes 12,500 Common Shares issuable upon exercise of currently exercisable options at a price of $8.50 per share and 12,500
Common Shares issuable upon exercise of currently exercisable warrant at a price of $4.00 per share. Also includes 20,808
shares held by SST Consulting Ltd.

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

The Company has accrued debts for unpaid salaries, consulting fees, investments and related costs in favor of members of management in the aggregate amount of $1,081,209 as of the year ended March 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) REPORTS ON FORM 8-K during Fiscal 2001

 No 8-K has been filed during the current year.

(b) EXHIBITS

See Exhibit Index.

                                  EXHIBITS

The following exhibits are filed herewith. Exhibits with an asterisk (*)
denotes those exhibits filed herewith. NIL

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized.

Date:  July 15,2002                  THE WIDECOM GROUP INC.

                                       By: /s/ Col. K C Sharma
                                       --------------------
                                        Col. K C Sharma
                                        Director

Pursuant to the requirements of the Securities Exchange Act of
1934, this report to be signed below by the following persons on behalf of the registrant and in the capacities and
on the date indicated.

NAME                       TITLE                                  DATE
- ----                       -----                                ----

/s/ COLONEL K.C. SHARMA    Director                 July 14,2002
- -----------------------
Col. K.C. Sharma